Form 10-Q
period 1996-03-31
DESTEC ENERGY INC
filed 1996-05-14
CIK 866282

================================================================================


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                 OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSACTION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 1-10592
                              DESTEC ENERGY, INC.
                           (A DELAWARE CORPORATION)

                              2500 CITYWEST BLVD.
                             HOUSTON, TEXAS  77042
             (NAME OF REGISTRANT, STATE OF INCORPORATION, ADDRESS
                  OF PRINCIPAL EXECUTIVE OFFICE AND ZIP CODE)

                 I.R.S. EMPLOYER IDENTIFICATION NO. 38-2875546

                           TELEPHONE: (713) 735-4000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]    No   [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       On May 8, 1996 there were 57,684,078 shares of the issuer's Common Stock, $.01 par value, outstanding.

================================================================================

                      DESTEC ENERGY, INC. AND SUBSIDIARIES




PART I  Financial Information                                                    Page No.
                                                                                 --------
       Item 1. Financial Statements

               Consolidated Balance Sheets...............................              2

               Statements of Consolidated Income -
                     For the three months ended March 31, 1996 and 1995..              4

               Statements of Consolidated Cash Flows.....................              5

               Notes to Consolidated Financial Statements................              6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............              8

PART II  Other Information

       Item 6.  Exhibits and Reports on Form 8-K.........................             14


                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                    MARCH 31,     DECEMBER 31,
                                                      1996            1995
                                                    ---------     ------------
                                                   (UNAUDITED)
ASSETS

Current Assets:

Cash and cash equivalents                           $   76,773     $    7,044
Cash equivalents-Dow                                       802          4,422
                                                    ----------     ----------
    Total cash and cash equivalents                     77,575         11,466
                                                    ----------     ----------
Marketable Securities                                  286,430        328,799

Accounts Receivable:

  Trade                                                 57,560         64,029
  Dow                                                    1,179          1,144
  Affiliates                                            20,899         23,832
  Other                                                  3,786          4,085

Notes receivable-affiliates                              2,976          2,983

Income taxes receivable                                     16          1,934

Deferred taxes-net                                       5,573          5,680

Costs and estimated earnings in excess of billings
 on uncompleted contracts-affiliates                    24,579         37,063

Recoverable project costs                               21,112         58,398

Prepaid expenses and other assets                       16,909         14,076
                                                    ----------     ----------
    Total current assets                               518,594        553,489
                                                    ----------     ----------
Property-at cost                                       388,794        365,020

  Accumulated depreciation, depletion and
   amortization                                       (157,968)      (154,831)
                                                    ----------     ----------
    Property, net                                      230,826        210,189
                                                    ----------     ----------
Lease receivable from Dow                               44,159         44,159

Equity investments                                     141,439        139,784

Goodwill (Net of accumulated amortization of $15,645
 and $15,027 at March 31, 1996 and December 31, 1995,
 respectively                                           83,163         83,781

Other assets                                            18,411         16,410

Other assets-affiliates                                  3,981             --
                                                    ----------     ----------
    Total                                           $1,040,573     $1,047,812
                                                    ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                      MARCH 31,    DECEMBER 31,
                                                        1996          1995
                                                      ---------    ------------
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable:

  Trade                                               $   83,658    $   45,169
  Dow                                                     11,340        13,249

Accrued liabilities                                       37,032        49,951

Billings in excess of costs and estimated earnings
 on uncompleted contracts-affiliates                         301        41,309

Income taxes payable                                          --           249
                                                      ----------    ----------
     Total current liabilities                           132,331       149,927
                                                      ----------    ----------
Long-term liabilities                                     46,581        46,172

Deferred taxes-net                                        37,745        34,720

Deferred income                                           51,697        47,676

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $1.00 par value; 50,000,000 shares authorized, none issued

  Common stock, $.01 par value; 150,000,000 shares
   authorized, 62,250,000 issued                             623           623

  Additional paid-in capital                             394,296       394,296

  Retained earnings                                      437,190       427,757

  Unearned compensation-related to outstanding deferred
   stock                                                    (814)           --

  Unrealized gains (losses) on investments                (1,237)          651

  Less 4,449,602 and 4,159,464 shares of treasury
   stock at cost at March 31, 1996 and December 31,
   1995, respectively                                    (57,839)      (54,010)
                                                      ----------    ----------
    Total stockholders' equity                           772,219       769,317
                                                      ----------    ----------
      Total                                           $1,040,573    $1,047,812
                                                      ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         --------------------------
                                                           1996              1995
                                                         --------          --------
Revenues:
  Power, steam, syngas and energy resources
    -affiliates                                         $        --      $     5,242
    -guaranteed payments                                         --           22,385
    -nonaffiliates                                           42,225           23,185
                                                        -----------      -----------
      Total power, steam, syngas, and energy resources       42,225           50,812
  Development, engineering and operations-affiliates        115,536          114,113
                                                        -----------      -----------
Total Revenues                                              157,761          164,925
                                                        -----------      -----------
Operating Costs:
  Power, steam, syngas and energy resources
    -affiliates                                                 576           20,224
    -nonaffiliates                                           42,042           26,064
                                                        -----------      -----------
      Total power, steam, syngas, and energy resources       42,618           46,288
  Development, engineering and operations-affiliates        101,691          108,362
                                                        -----------      -----------
Total Operating Costs                                       144,309          154,650
                                                        -----------      -----------
Amortization of intangibles                                     618              618
                                                        -----------      -----------
Selling, General and Administrative Expenses:
  Dow                                                            46              202
  Direct                                                      7,189            6,993
                                                        -----------      -----------
      Total selling, general and administrative               7,235            7,195
                                                        -----------      -----------
      Total operating costs and expenses                    152,162          162,463
                                                        -----------      -----------
Operating Income                                              5,599            2,462
                                                        -----------      -----------
Earnings from equity investments                              2,246            1,088
                                                        -----------      -----------
Other Income:
  Interest Income-Dow                                         1,335            5,354
  Interest Income-other                                       4,927            1,201
  Sundry (expense) income-net                                  (221)             230
                                                        -----------      -----------
Total Other Income                                            6,041            6,785
                                                        -----------      -----------
Income before provision for taxes                            13,886           10,335
Provision for taxes                                           4,453            3,101
                                                        -----------      -----------
Net Income                                              $     9,433      $     7,234
                                                        ===========      ===========
Per Share Amounts:
Net Income Per Share                                    $      0.16      $      0.12
                                                        ===========      ===========
Weighted average shares outstanding                      57,893,000       58,842,000
                                                        ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          --------------------------
                                                                                            1996              1995
                                                                                          --------          --------
Cash Flows From Operating Activities:
Net Income..........................................................................      $   9,433         $  7,234
Adjustments to reconcile net income to net cash provided by operating activities:
  Earnings from equity investments..................................................         (2,246)          (1,088)
  Deferred income, net..............................................................          4,021             (258)
  Depreciation, depletion and amortization..........................................          3,755            8,516
  Increase in deferred income taxes, net............................................          3,132               39
  Changes in assets and liabilities that provided (used) cash:
    Accounts receivable-trade.......................................................          6,469            6,954
    Accounts receivable-Dow.........................................................            (35)           7,110
    Accounts receivable-affiliates..................................................          2,933            3,686
    Accounts receivable-other.......................................................            299             (577)
    Notes receivable-affiliates.....................................................              7              331
    Income taxes-receivable.........................................................          1,918               --
    Costs and estimated earnings in excess of billings on uncompleted contracts-
     affiliates.....................................................................         12,484          (15,258)
    Recoverable project costs.......................................................         37,286           32,240
    Prepaid expenses and other assets...............................................         (2,833)           1,477
    Accounts payable-trade..........................................................         38,489           (7,013)
    Accounts payable-Dow............................................................         (1,909)           4,747
    Accrued liabilities.............................................................        (12,919)         (12,085)
    Billings in excess of costs and estimated earnings on uncompleted contracts-
     affiliates.....................................................................        (41,008)           1,970
    Income taxes payable............................................................           (249)          (7,231)
    Long-term liabilities...........................................................          1,834            2,873
                                                                                          ---------         --------
Net Cash Provided by Operating Activities...........................................         60,861           33,667
                                                                                          ---------         --------
Cash Flows From Investing Activities:
  Investments in marketable securities..............................................       (403,119)              --
  Proceeds from sale of marketable securities.......................................        443,600               --
  Purchases of property, net........................................................        (23,774)          (7,600)
  Long-term notes receivable-affiliates.............................................             --              585
  Equity investments-contributions..................................................         (6,015)              --
  Equity investments-distributions..................................................          6,606            4,122
  Other assets......................................................................         (5,982)            (805)
                                                                                          ---------         --------
Net Cash Provided by (Used in) Investing Activities.................................         11,316           (3,698)
                                                                                          ---------         --------
Cash Flows from Financing Activities:
  Proceeds from borrowings-Dow......................................................             --               --
  Repayment of borrowings-Dow.......................................................             --               --
  Proceeds from issuance of treasury stock..........................................              9               58
  Treasury stock purchases..........................................................         (6,077)            (741)
                                                                                          ---------         --------
Net Cash Used in Financing Activities...............................................         (6,068)            (683)
                                                                                          ---------         --------
Net (Decrease) Increase in Cash and Cash Equivalents................................         66,109           29,286
Cash and Cash Equivalents at Beginning of Period....................................         11,466          354,137
                                                                                          ---------         --------
Cash and Cash Equivalents at End of Period..........................................      $  77,575         $383,423
                                                                                          =========         ========
Supplemental Disclosures of Cash Flow Information:
Schedule of Noncash Investing and Financing Activities:
  Unrealized loss on marketable securities..........................................      $   1,888         $     --
  Proceeds from treasury stock......................................................      $   2,239         $     --
  Unearned compensation.............................................................      $     814         $     --
Cash paid for:
  Interest..........................................................................      $      --         $    165
  Income taxes......................................................................      $      47         $ 10,000

The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. OPINION OF MANAGEMENT

  In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the period are included. These interim consolidated financial statements should be read in conjunction with the Destec Energy, Inc. ("Destec") Financial Statements for the year ended December 31, 1995, included in Destec's 1995 Annual Report and on Destec's Form 10-K for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of results for the full year.

2. TREASURY STOCK

  During each of the years, 1993 and 1992, the Destec Board of Directors (the "Board") authorized the repurchase of up to $20,000 of Destec's common stock over the succeeding three year periods. In 1994, the Board authorized the repurchase of an additional 2,300,000 shares of its common stock over the next three years with a maximum cost of $30,000. As of March 31, 1996, Destec had repurchased 4,960,749 shares and reissued 511,147 shares of common stock repurchased under these programs.

  In May 1996, the Board authorized the repurchase of an additional 1,750,000 shares of its common stock over the next three years with a maximum cost of $25,000.

3.  UNEARNED COMPENSATION

  As of March 31, 1996, a total of 65,114 shares of deferred stock have been issued from treasury stock under the 1995 Variable Pay Plan for the Executive Group at the grant date price of $12.50. These shares are currently held for the employees and will be distributed at the end of the vesting periods in one-third increments on December 31, 1996, 1997 and 1998, if the average market price for the thirty day period ending on such dates equals or exceeds the defined targets under the 1995 Variable Pay Program as approved by the Compensation Committee. If the average market price of the stock for the thirty day period ending on the applicable vesting date is below the defined targets, no deferred stock shall be awarded that year. However, if on the subsequent vesting date, the average market price equals or exceeds the defined targets, the employee will receive the current year shares as well as shares not awarded in the previous period. Compensation expense will be adjusted in future periods based on the difference between the value assigned to the award at the grant date and the value of the stock at the respective measurement dates.

4.  FINANCING OF ELSTA PROJECT

  In February 1996, Destec obtained construction financing for the 405 MW Elsta project located in Terneuzen, The Netherlands. The project financing of approximately $494,000 was jointly arranged by ABN Amro Bank N.V. and ING Bank N.V. As a result of the financing, development fees and development cost recovery were recognized in the first quarter of 1996. The Elsta facility will provide steam and electricity to The Dow Chemical Company ("Dow") and electricity to two Dutch utilities when commercial operations begin in 1997. As contractor, Destec has a $332,500 performance guarantee under its engineering contract and a $1,500 performance guarantee under its operating and maintenance contract. The partnership has obtained a construction loan to finance the building of this facility, and Destec has guaranteed to make partnership capital contributions of up to $36,900.

5.   RESTRUCTURING CHARGES

  In 1994, Destec's management announced a corporate restructuring in order to refocus business development efforts from domestic to international markets and to de-emphasize vertical integration. In order to implement this shift in focus, management developed a restructuring plan to reduce and realign the work force and reduce overhead. During 1994, Destec recorded a $10,000 restructuring charge as a component of operating costs. As of March 31, 1996, Destec's remaining accrual relating to this charge was $3,094 for vacated lease space net of revenues from potential subleases and leasehold improvement write-offs.

6.  ACCOUNTING POLICIES

  Effective January 1, 1996, Destec adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). Under this statement, Destec evaluates the recovery of long-lived assets based upon the estimated future net cash flows to be received over the life of the asset. The adoption of this standard had no effect on Destec's financial position or results of operations.

  Effective January 1, 1996, Destec adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed under this statement, Destec has continued to use the intrinsic value method of accounting for such plans.

7. EVENTS SUBSEQUENT TO MARCH 31, 1996

  In May 1996, Destec agreed to acquire from Snyder Oil Corporation ("SOCO") an undivided 45% interest in proved producing natural gas properties and related undeveloped leasehold acreage and gas pipeline system in northwest Colorado for approximately $22,000. The total proved reserves for Destec's interest in the properties are estimated to be approximately 42 billion cubic feet. SOCO will retain a majority working interest in the properties and will continue to operate the wells. Destec has entered into a joint venture agreement with SOCO covering the long-term development of the underlying properties and associated gas pipeline. Management believes that these gas reserves will assist Destec in developing and providing low cost power in the future.

8. RECLASSIFICATIONS

  Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forwardlooking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially contract prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

OVERVIEW

  Destec is an independent producer and marketer of electricity, thermal energy and syngas. Destec has eighteen operating power projects and one operating syngas project in the U.S. and is currently developing additional projects in the U.S. and abroad. During the first quarter of 1996, Destec received revenues from the sale of electricity, thermal energy and syngas from Destec's owned or leased projects. These revenues and revenues earned in 1995 from the sale of syngas to Dow and from the sale of power from Dow's Freeport facility under the Power Marketing Agreement ("PMA") are classified as "Power, steam and syngas" in the "Summary of Statements of Consolidated Income" presented below. Destec also received revenues from its oil and gas properties and lignite properties (classified as "Energy resources"), from fees earned in connection with its activities as an engineer and operator of various cogeneration projects (classified as "Engineering and operations") and from fees earned as a developer of power generation projects (classified as "Development"). The related costs for each of these activities appears in the corresponding section of the summary as "Operating Costs and Expenses." Gross margin for these activities represents revenues less the related operating costs.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

DOMESTIC POWER

  Destec owns, leases and operates or has an equity investment in and receives income from eighteen operating power projects in the United States. Ten of the eighteen operating projects are located in California, three are located in Texas and the remainder are located in Virginia, Nevada, Georgia, Florida and Michigan.

  In February 1996, CoGen Lyondell ("CLI") and Lyondell Petrochemical Company ("LYO") formed Channelview CoGen General Partnership (the "Partnership") with CLI as an 88% partner and LYO as a 12% partner. CLI will sublease the facility to the Partnership for a period coterminous with CLI's operating lease with CoGen Funding, subject to certain cancellation provisions. The power generated at the CLI facility will be distributed to the partners, in proportion to their partnership percentages, under the self generation exception of the Texas Public Utility Regulatory Act. LYO is currently constructing a private transmission line to interconnect with the CLI facility. The transmission line is expected to be operational by the end of 1996. Destec will continue to operate and manage the facility on behalf of the Partnership.

  During 1995, Destec acquired a minority ownership interest in the 240 MW Crockett Cogeneration project located in Crockett, California from a subsidiary of Pacific Generation. In April 1996, Destec made an equity contribution of $8.6 million to the Crockett project which is currently under construction and is scheduled to begin commercial operations in the second quarter of 1996.

  The 150 MW Blue Mountain Power project is located in the Richland Township, Pennsylvania. The natural gas-fueled power project is in advanced development and is expected to commence commercial operations in 1997.

INTERNATIONAL POWER

  Currently, Destec is in construction or active development on several international projects including Kingston (Ontario, Canada), Elsta (Terneuzen, The Netherlands), Indian Queens (Cornwall, England), Los Mina (Santo Domingo, Dominican Republic) and Chiahui (Taipei, Taiwan). In addition, management is currently evaluating the acquisition or development of several international project opportunities in areas including Asia, the Far East, Europe, Africa, the Middle East and Latin America.

  The Kingston, Indian Queens and Los Mina projects are under construction and are expected to commence commercial operations later in 1996. The Elsta project, which is also under construction, is expected to begin operations in 1997, and construction of the Chiahui project is scheduled to begin in 1997 with commercial operations estimated to begin in 2000.

SYNGAS

  The Wabash River Coal Gasification facility ("Wabash facility") began commercial operations in November 1995. Under the terms of the gasification services agreement with PSI Energy, Inc., Wabash is subject to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7.0 million per year and is calculated based on the annual average syngas production. As of March 31, 1996, Destec's accrual for this potential liability was $1.7 million which was recorded in the fourth quarter of 1995. Management is currently assessing ways to improve the reliability and profitability of the Wabash facility. The improvements are expected to require additional expenditures of approximately $15 million.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

  The following table sets forth a summary of statements of consolidated income for Destec for the three month periods ended March 31, 1996 and 1995, respectively. This information has been derived from Destec's unaudited Consolidated Financial Statements.

                 SUMMARY OF STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                            For the
                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                        1996      1995
                                                      --------  --------
Revenues:
 Power, steam and syngas............................  $ 38,378  $ 46,813
 Engineering and operations.........................   106,327   106,071
 Energy resources...................................     3,847     3,999
 Development........................................     9,209     8,042
                                                      --------  --------
  Total Revenues....................................   157,761   164,925
                                                      --------  --------
Operating Costs and Expenses:
 Power, steam and syngas............................    40,455    42,117
 Engineering and operations.........................    97,598   102,181
 Energy resources...................................     2,163     4,171
 Development........................................     4,093     6,181
 Amortization of intangibles........................       618       618
 Selling, general & administrative expenses.........     7,235     7,195
                                                      --------  --------
   Total Operating Costs and Expenses...............   152,162   162,463
                                                      --------  --------
Earnings from equity investments....................     2,246     1,088
Other income........................................     6,041     6,785
                                                      --------  --------
Income before provision for taxes on income.........    13,886    10,335
Provision for taxes on income.......................     4,453     3,101
                                                      --------  --------
Net Income..........................................  $  9,433  $  7,234
                                                      ========  ========

  For the three months ended March 31, 1996, Destec recorded net income of $9.4 million. The operating income for the quarter was $5.6 million which resulted primarily from the positive gross margins contributed by engineering and operations, energy resources and development. These positive results were partially offset by a negative gross margin from power, steam and syngas and charges for amortization of intangibles and selling, general and administrative expenses.

  The major factors supporting the operating income during the period ended March 31, 1996 were the financing of the Elsta project (see Note 4 of the Notes to Consolidated Financial Statements), continued construction of the Elsta and Kingston projects, and operating earnings from the Bear Mountain and Michigan Power projects which began commercial operations in 1995. Negative factors affecting the operating income included the low operating rate of the Wabash facility, the additional decommissioning expense for the LGTI facility and an unfavorable fuel variance at the CLI facility. See the discussion below for a detailed analysis of revenue and expense for the three month periods ending March 31, 1996 and 1995.

REVENUES

  Destec's first quarter revenue decreased $7.2 million, or 4%, for 1996 as compared to 1995. This decrease resulted primarily from an $8.4 million decrease in power, steam and syngas and a $0.2 million decrease in energy resources revenue, partially offset by a $0.2 million increase in engineering and operations revenue and a $1.2 million increase in development revenue.

  The $8.4 million decrease in power, steam and syngas revenue resulted from an $18.4 million decrease in syngas revenue and a $2.6 million decrease in PMA revenue, partially offset by an $11.5 million increase in revenue from the CLI facility, a $0.6 million increase in revenue from Destec Power Services ("DPS") and a $0.5 million increase in revenue from the CoGen Power ("CPI") facility. Syngas revenue decreased due to the decommissioning of the LGTI facility in November 1995, partially offset by syngas revenue contributed by the Wabash facility which began commercial operations in November 1995. PMA revenue decreased due to the expiration on April 30, 1995 of the remaining power contract supporting the PMA agreement with Dow. These decreases were partially offset by higher production at the CLI facility due to the addition of the sixth gas turbine in June 1995 which provides approximately 120 MW of additional capacity and increased revenue due to higher fuel prices for both CLI and CPI. Also included in the first quarter is revenue from DPS which began selling power in June 1995.

  Energy resources revenue decreased $0.2 million due to lower production revenue as a result of the sale of gas properties in the third quarter of 1995.

  The $0.2 million increase in engineering and operations revenue resulted primarily from a $3.4 million increase in operations revenue, partially offset by a $3.2 million decrease in engineering revenue. Operations revenue increased in the first quarter of 1996 because operating and maintenance services were provided for the Bear Mountain and Michigan Power projects which began commercial operations after the first quarter of 1995, as well as a performance bonus Destec earned related to the High Sierra facility. Engineering revenue was lower in the first quarter of 1996 due to revenue recognition on the construction costs related to the Elsta and Kingston projects in 1996, as compared to revenue recognition on the Wabash River, Michigan Power and Bear Mountain projects in 1995.

  The $1.2 million increase in development revenue results from higher development fees recognized on the Elsta project (see Note 4 of the Notes to Consolidated Financial Statements) in 1996, as compared to the development activities on the Bear Mountain, Elsta and Michigan Power projects in 1995.

OPERATING COSTS AND EXPENSES

  Destec's first quarter total operating costs and expenses decreased $10.3 million, or 6%, for 1996 as compared to 1995. This decrease resulted from a $1.7 million decrease in power, steam and syngas costs, a $4.5 million decrease in engineering and operations costs, a $2.0 million decrease in energy resources costs and a $2.1 million decrease in development costs.

  The $1.7 million decrease in power, steam and syngas costs is primarily a result of decreased operating costs at the LGTI facility due to the decommissioning of the plant in November 1995, partially offset by increased costs for the Wabash facility which began commercial operations in November 1995. Also contributing to the decrease in power, steam and syngas costs was lower lease costs resulting from the refinancing of the CLI lease in August 1995, partially offset by higher fuel, ad valorem and depreciation costs related to the addition of the sixth turbine in June 1995.

  The $4.5 million decrease in engineering and operations costs is primarily due to lower construction costs for the Elsta and Kingston projects in the first quarter of 1996, as compared to construction costs related to the Wabash River, Michigan Power and Bear Mountain projects for the same period of 1995. The decrease in engineering costs is partially offset by an increase in deferred profit expense in the first quarter of 1996 related to the Elsta project. The deferred profit expense is a result of Destec's 50% ownership interest in the Elsta project.

  The $2.0 million decrease in energy resources costs results from lower production costs in the first quarter of 1996 due to the sale of the gas properties in the third quarter of 1995.

  Development costs decreased $2.1 million due to costs related to the Bear Mountain project incurred in the first quarter of 1995. No such expenses were recorded in 1996.

EQUITY INVESTMENTS, OTHER INCOME AND TAXES

  Earnings from equity investments increased $1.2 million for the three months ended March 31, 1996, as compared to the same period of 1995. The first quarter of 1996 included positive equity earnings from the Bear Mountain project which began operations in April 1995, partially offset by negative earnings from the Michigan Power project which began operations in October 1995. In addition, equity earnings improved on the Oyster Creek project due to a reduction in interest expense as a result of converting from a construction loan to a term loan in July 1995.

  Other income decreased $0.7 million due primarily to decreased interest income on a lower average cash balance at a lower average rate of return for the three months ended March 31, 1996 compared to the same period of 1995.

  The effective tax rate at March 31, 1996 was 32.1% as compared to 30.0% in the same period of 1995. The tax rate for the first quarter of 1996 is based on the estimated effective tax rate for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1996, cash and cash equivalents totaled $77.6 million and working capital totaled $386.3 million. In the first three months of 1996, cash and cash equivalents increased $66.1 million and working capital decreased $17.3 million. The increase in cash and cash equivalents resulted mainly from $60.9 million provided by Destec's operating activities, $11.3 million provided by Destec's investing activities, offset by $6.1 million used in Destec's financing activities. See Destec's "Statements of Consolidated Cash Flows" for additional detail.

  In August 1995, CLI refinanced and amended the terms of its operating lease agreement which resulted in a reduction to operating costs for the facility.
The financing underlying the lease expires in August 2000. The lease is an operating lease with an initial non-cancelable term of five years ending in 2000 and an extended term of an additional thirteen years ending in 2013. The lease allows for termination after the initial term, subject to a penalty clause. CLI is required to remit to the lessor, in addition to basic rentals as defined, variable rentals associated with the leveraged portion of the lease. As of March 31, 1996, the future estimated minimum lease payments under the operating lease are approximately $220 million.

  In August 1993, Destec entered into an operating lease and a related financing agreement for the Wabash project with a third-party owner. Both agreements expire in August 1998. Under the lease, Destec assumed a $178 million construction performance obligation which resulted in future estimated minimum lease payments of approximately $210 million and subjects Destec to several additional financial covenants. The lease allows for termination in August 1998, subject to a penalty clause. Management is currently assessing ways to improve the reliability and profitability of the Wabash facility. The improvements are expected to require additional expenditures of approximately $15 million. Destec's management believes that these lease obligations and covenants will not significantly affect Destec's ability to conduct its business.

  At March 31, 1996, Destec had irrevocable letters of credit from banks totaling $25.4 million pledged to support certain Destec obligations including $8.7 million and $11.5 million for equity contributions to the Crockett and Michigan Power projects, respectively. The remainder is pledged to support various obligations related to the Blue Mountain, Bear Mountain, Indian Queens, Oyster Creek and Live Oak projects. In April 1996, Destec made an $8.6 million equity contribution to the Crockett project related to the letter of credit, and management plans to fund Destec's remaining equity contribution to the Michigan Power project in mid-1996. Additionally, Destec has committed to make a capital contribution to the Elsta project of up to $36.9 million.

  In 1993, Destec entered into a twenty-year firm transportation agreement with Florida Gas Transmission to maintain firm gas transportation capacity which began in March 1995. Destec is required to pay approximately $3.5 million per year over the life of the contract. During the first three months of 1996, Destec sold the excess capacity which the Tiger Bay project was unable to utilize. The current market rate for natural gas transportation capacity is less than Destec's contracted cost resulting in net costs of $0.5 million to Destec in the first quarter of 1996.

  Between August 1992 and November 1994, Destec's Board of Directors (the "Board") authorized the repurchase of up to $70.0 million of Destec's common stock. In May 1996, the Board authorized the repurchase of an additional 1,750,000 shares of Destec's common stock with a maximum cost of $25.0 million (see Note 2 of the Notes to Consolidated Financial Statements).

  Destec currently has $350 million available under a revolving credit agreement with Dow (the "Dow Credit Agreement"). Under the terms of this agreement which expires in December 1996, interest is paid quarterly on advances based on Dow's short-term borrowing rate plus .125%. At March 31, 1996, there were no outstanding borrowings under this line of credit. This credit agreement along with cash, cash equivalents and marketable securities is expected to be sufficient to fund Destec's working capital, additions to fixed assets, and investments in projects.

  Covenants contained in various agreements relating to certain of Dow's indebtedness prohibit Dow from allowing Destec, subject to certain exceptions, to encumber or otherwise pledge as security any of its properties or assets or the capital stock of any of Destec's subsidiaries. In addition, Dow may not permit Destec to incur indebtedness to the extent such occurrence would cause Dow indebtedness on a consolidated basis to exceed 60% of Dow's consolidated capitalization. As of March 31, 1996, Dow's indebtedness on a consolidated basis was approximately 32% of consolidated capitalization. Dow's debt instruments also restrict the ability of Dow and its subsidiaries to engage in certain sale and lease-back transactions involving facilities which are material to the business conducted by Dow and its subsidiaries located in the United States when taken as a whole. Destec's management believes that these restrictions will not significantly affect Destec's ability to conduct its business.

  As a result of operational defects in the administration of the Destec Energy, Inc. Retirement and Savings Plan since 1991, Destec filed a Voluntary Compliance Report ("VCR") with the Internal Revenue Service ("IRS"). If the VCR application is approved by the IRS, Destec will make a contribution to the Plan of approximately $3.7 million (before tax effect) plus interest from January 1, 1996 to the date of contribution. As of March 31, 1996, Destec had accrued interest of $0.1 million related to the projected contribution. Destec has adequate reserves for this liability.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--
    11 Statement re: computation of per share earnings
    27 Financial Data Schedule

(b) Reports on Form 8-K
    No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    DESTEC ENERGY, INC.



                                    By: /s/ Craig E. Hess
                                    ----------------------------
                                    CRAIG E. HESS, VICE PRESIDENT AND CONTROLLER
                                    (CHIEF ACCOUNTING OFFICER AND DULY
                                    AUTHORIZED SIGNATORY)


May 10, 1996