Form 10-K/A
period 1995-12-31
DESTEC ENERGY INC
filed 1996-06-14
CIK 866282

- -----------------------------------------------------------------------
- -----------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:               Commission File Number:
      December 31, 1995                                1-10592

                               DESTEC ENERGY, INC.
            (Exact name of registrant as specified in its charter)

       DELAWARE                                      38-2875546
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  2500 CITYWEST BLVD., SUITE 150
     HOUSTON, TEXAS                                    77042
 (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:  (713) 735-4000

       Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
    Title of each class                        on  which  registered
    --------------------                       ---------------------
 Common Stock, $0.01 par value           The  New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act:
                                  NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]  No [   ].

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1996 was approximately $154,942,536. As of March 4, 1996, there were
57,911,878  shares of common stock, $0.01 par value, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Destec's definitive Proxy Statement regarding the Annual Meeting of Stockholders to be held on May 1, 1996 are incorporated by reference in Part III (Items 10-13) of this Form
10-K.

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                          ***Explanatory Note***

        This Form 10-K/A is filed solely to refile Exhibit 10.57 to include Attachment C thereto.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

      3.  Exhibits

     3.1 Amended and Restated Certificate of Incorporation of Destec Energy, Inc. (incorporated by reference to Exhibit 3.1 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     3.2*     By-Laws of Destec Energy, Inc., as amended on December
              1, 1995.
     10.1 Power Marketing Agreement dated as of July 1, 1989, as amended as of July 1, 1990, and as further amended as of September 1, 1990 between The Dow Chemical Company and Destec Ventures, Inc. (incorporated by reference to Exhibit 10.1 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.2** Agreement for Purchase and Sale of Electric Energy and Capacity dated as of January 1, 1985 between Houston Lighting and Power Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.2 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.3 Master Services Agreement dated as of October 1, 1989, as amended as of July 1, 1990, among The Dow Chemical Company, Destec Energy, Inc. and Destec Ventures, Inc. (incorporated by reference to Exhibit 10.4 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.4 Letter amendment dated October 25, 1990 to Master Services Agreement dated as of October 1, 1989, as amended as of July 1, 1990, among The Dow Chemical Company, Destec Energy, Inc. and Destec Ventures, Inc. (incorporated by reference to Exhibit 10.4 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.5 Agreement for the Exchange of Property for Stock dated June 29, 1989, as amended as of June 30, 1990, between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.5 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.6 First Amended Lease Agreement dated as of January 1, 1990 between Destec Ventures, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit
              10.6 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.7 First Amended Lignite Properties Maintenance Agreement dated as of January 1, 1990 between Destec Ventures, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.7 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.8 Site Development Agreement dated as of May 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.8 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).

     10.9** Assignment Agreement dated as of March 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.9 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.10 Research & Development Agreement dated as of March 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit
              10.10 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.11 Engineering Services Agreement dated as of November 1, 1989 between Dow Engineering Company and Destec Energy, Inc. (incorporated by reference to Exhibit
              10.11 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.12 Registration Rights Agreement dated as of July 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit
              10.12 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.13 Lease Agreement dated as of January 24, 1985 between CoGen Lyondell, Inc. (Lessee) and United States Trust Company (Lessor) and supplement thereto dated as of December 30, 1985 (incorporated by reference to Exhibit 10.1 to PSE Inc.'s Registration Statement on Form S-1, Registration No. 33-4370, filed March 27, 1986).
     10.14 Restated Lease Guaranty Agreement dated as of April 30, 1986, by and among PSE Inc. (Guarantor), General Electric Capital Corporation (Owner Participant) and United States Trust Company (Owner Trustee) (incorporated by reference to Exhibit
              10.26 to PSE Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1-9124).
     10.15 Price Guaranty Commitment dated as of April 26, 1984 among The Dow Chemical Company, Louisiana Gasification Technology, Inc. and the United States Synthetic Fuels Corporation (incorporated by reference to Exhibit 10.17 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.16 Memorandum of Intent dated July 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.18 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.17 Power Supply Option dated as of July 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.19 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.18 Option Agreement dated as of June 30, 1990 between Rofan Energy, Inc. and Destec Energy, Inc. (incorporated by reference to Exhibit 10.20 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.19 Gas Purchase Agreement dated as of April 26, 1984 between The Dow Chemical Company and Louisiana Gasification Technology, Inc. (incorporated by reference to Exhibit 10.24 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.20 Land Lease Agreement dated as of April 26, 1984 between The Dow Chemical Company and Louisiana Gasification Technology, Inc. (incorporated by reference to Exhibit 10.25 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.21 Operating Agreement dated April 26, 1984 between Louisiana Gasification Technology, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.26 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).

     10.22 Services Agreement dated April 26, 1984, as amended January 1, 1987, between Louisiana Gasification Technology, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.27 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.23 Technology License Agreement dated April 26, 1984 between The Dow Chemical Company and Louisiana Gasification Technology, Inc. (incorporated by reference to Exhibit 10.28 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.24 A written description of The Dow Chemical Company's Executive Award Plan (incorporated by reference to
              Exhibit 10.29 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.25 A written description of The Dow Chemical Company Executives' Supplemental Plan, as amended through December 31, 1981, for certain employees of The Dow Chemical Company (incorporated by reference to Exhibit 10(b) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-3433).
     10.26 Amendment adopted December 14, 1982 to The Dow Chemical Company Executives' Supplemental Plan (incorporated by reference to Exhibit 10(b) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-3433).
     10.27 The Dow Chemical Company 1979 Award and Option Plan, as amended through December 31, 1982 (included as a part of and incorporated by reference to the prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company's Registration Statement on Form S-8, Registration No. 2-64560, filed June 23, 1983).
     10.28 Amendment adopted April 12, 1984 to The Dow Chemical Company 1979 Award and Option Plan, amending the provisions of Section 8(c) of that Plan (incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-3433).
     10.29 Amendment adopted April 18, 1985 to The Dow Chemical Company 1979 Award and Option Plan, amending the provisions of Section 2(o) of that Plan (incorporated by reference to Exhibit 10(fff) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 1-3433).
     10.30 A written description of The Dow Chemical Company's Executive Post Retirement Life Insurance Program, adopted effective December 1, 1983 (incorporated by reference to Exhibit 10(h) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 1-3433).
     10.31 Amendments adopted October 3, 1987 to The Dow Chemical Company 1979 Award and Option Plan and The Dow Chemical Company Executives' Supplemental Plan (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).
     10.32 A written description of The Dow Chemical Company's Management Achievement Recognition System adopted on April 8, 1987 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).

     10.33 A copy of The Dow Chemical Company 1988 Dividend Unit Plan adopted on February 10, 1988 (incorporated by reference to Exhibit 10(l) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).
     10.34 Summary of amendment effective January 1, 1989 to The Dow Chemical Company Executives' Supplemental Plan (incorporated by reference to Exhibit 10(m) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).
     10.35 The Dow Chemical Company 1988 Award and Option Plan adopted by the stockholders at the 1988 Annual Meeting (included as a part of and incorporated by reference to the prospectus contained in The Dow Chemical Company's Registration Statement on Form S-8, Registration No. 33-21748, filed May 16,
              1988).
     10.36** Amended and Restated Cogenerated Electricity Agreement dated as of September 17, 1990 by and between The Dow Chemical Company and Texas Utilities Electric Company (incorporated by reference to Exhibit 10.48 of Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.37** Amended and Restated Cogenerated Electricity Agreement dated as of September 17, 1990 by and between CoGen Lyondell, Inc. and Texas Utilities Electric Company (incorporated by reference to Exhibit 10.49 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.38** Surety Agreement dated as of September 17, 1990 by and between Destec Energy, Inc. and Texas Utilities Electric Company (incorporated by reference to Exhibit 10.50 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.39* Destec Energy, Inc. Amended and Restated 1990 Award and Option Plan.
     10.40 Form of Destec Energy, Inc. Retirement and Savings Plan (incorporated by reference to Exhibit 10.52 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.41 Loan Agreement dated as of November 5, 1990 between Destec Energy, Inc., as borrower, and The Dow Chemical Company, as lender (incorporated by reference to Exhibit 10.53 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.42 Loan Agreement dated as of January 1, 1991 between Destec Energy, Inc., as lender, and The Dow Chemical Company, as borrower (incorporated by reference to Exhibit 10.54 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.43 A written description of The Dow Chemical Company Corporate Performance Award Plan (incorporated by reference to Exhibit 10.55 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.44 A written summary of The Dow Chemical Company Area Performance Award Plan (incorporated by reference to Exhibit 10.56 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
     10.45 Deferred Defined Compensation Contract between Destec Energy, Inc. and Charles F. Goff, dated November 1, 1991.
     10.46 Deferred Defined Compensation Contract between Destec Energy, Inc. and Rodney M. Webb, dated November 1, 1991.

     10.47    Deferred Defined Compensation Contract between
              Destec Energy, Inc. and Richard H. Davis, dated
              November 1, 1991.
     10.48*   Severance and Services Agreement between Destec
              Energy, Inc. and Charles F. Goff, dated May 3,
              1994.
     10.49*   Severance and Services Agreement between Destec
              Energy, Inc. and Keys A. Curry, Jr., dated May 3,
              1994.
     10.50*   Severance and Services Agreement between Destec
              Energy, Inc. and Enrique M. Larroucau, dated May 3,
              1994.
     10.51*   Severance and Services Agreement between Destec
              Energy, Inc. and Rodney M. Webb, dated May 3, 1994.
     10.52*   Severance and Services Agreement between Destec
              Energy, Inc. and Rick A. Bowen, dated July 17,
              1995.
     10.53*   Severance and Services Agreement between Destec
              Energy, Inc. and Craig E. Hess, dated May 3, 1994.
     10.54*   Severance and Services Agreement between Destec
              Energy, Inc. and Lige E. Jackowski, Jr., dated May
              3, 1994.
     10.55*   Severance and Services Agreement between Destec
              Energy, Inc. and Gareth J. Mann, dated July 17,
              1995.
     10.56*   Form of Salary Continuation Plan between Power
              Systems Engineering, Inc. and Keys A. Curry, Jr.
              dated March 6, 1986.
     10.57+   Release and Waiver Agreement between Destec Energy,
              Inc. and Stephen R. Wright dated December 20, 1995.
     10.58++  Consulting Agreement between Destec Energy, Inc.
              and Stephen R. Wright dated December 20, 1995.
     11*      Statement regarding computation of per share earnings.
     22*      List of subsidiaries of Destec Energy, Inc.
     25*      Powers of Attorney from certain of the directors of
              Destec Energy, Inc. whose signatures are to be affixed to this Form 10-K for the year ended December 31, 1995.

     (b)  REPORTS ON FORM 8-K.

      There were no reports on Form 8-K filed by Destec during the three months ended December 31, 1995.

- -------------

*    Filed with the Form 10-K.
**   Confidential treatment has been requested and granted with respect to portions of this Exhibit.
+    Filed herewith.
++ Filed with the Form 10-K. Confidential treatment has been requested with respect to portions of this Exhibit.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ________ day of June, 1996.




                          DESTEC ENERGY, INC.

                                (Registrant)



                          By: /s/ Charles F. Goff
                              ---------------------------------
                               Charles F. Goff
                               Chief Executive Officer
                               (Principal Executive Officer)




                          By: /s/ Enrique M. Larroucau
                              ---------------------------------
                               Enrique M. Larroucau
                               Senior Vice President, Chief Financial
                                  Officer and Treasurer
                               (Principal Financial Officer)

                                 EXHIBIT INDEX


   3.1 Amended and Restated Certificate of Incorporation of Destec Energy, Inc. (incorporated by reference to
           Exhibit 3.1 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   3.2*    By-Laws of Destec Energy, Inc., as amended on December 1,
           1995.
   10.1 Power Marketing Agreement dated as of July 1, 1989, as amended as of July 1, 1990, and as further amended as of September 1, 1990 between The Dow Chemical Company and Destec Ventures, Inc. (incorporated by reference to
           Exhibit 10.1 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.2** Agreement for Purchase and Sale of Electric Energy and Capacity dated as of January 1, 1985 between Houston Lighting and Power Company and The Dow Chemical
           Company (incorporated by reference to Exhibit 10.2 to Destec's Registration Statement on Form S-1,
           Registration No. 33-36086).
   10.3 Master Services Agreement dated as of October 1, 1989, as amended as of July 1, 1990, among The Dow Chemical Company, Destec Energy, Inc. and Destec Ventures, Inc. (incorporated by reference to Exhibit 10.4 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.4 Letter amendment dated October 25, 1990 to Master Services Agreement dated as of October 1, 1989, as amended as of July 1, 1990, among The Dow Chemical Company, Destec Energy, Inc. and Destec Ventures, Inc. (incorporated by reference to Exhibit 10.4 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.5 Agreement for the Exchange of Property for Stock dated June 29, 1989, as amended as of June 30, 1990, between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.5 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.6 First Amended Lease Agreement dated as of January 1, 1990 between Destec Ventures, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.6 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.7 First Amended Lignite Properties Maintenance Agreement dated as of January 1, 1990 between Destec Ventures, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.7 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.8 Site Development Agreement dated as of May 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.8 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.9** Assignment Agreement dated as of March 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.9 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.10   Research & Development Agreement dated as of March
           1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit
           10.10 to Destec's Registration Statement on Form
           S-1, Registration No. 33-36086).

   10.11 Engineering Services Agreement dated as of November 1, 1989 between Dow Engineering Company and Destec Energy, Inc. (incorporated by reference to Exhibit
           10.11 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.12 Registration Rights Agreement dated as of July 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit
           10.12 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.13 Lease Agreement dated as of January 24, 1985 between CoGen Lyondell, Inc. (Lessee) and United States Trust Company (Lessor) and supplement thereto dated as of December 30, 1985 (incorporated by reference to Exhibit 10.1 to PSE Inc.'s Registration Statement on Form S-1, Registration No. 33-4370, filed March 27, 1986).
   10.14 Restated Lease Guaranty Agreement dated as of April 30, 1986, by and among PSE Inc. (Guarantor), General Electric Capital Corporation (Owner Participant) and United States Trust Company (Owner Trustee) (incorporated by reference to Exhibit
           10.26 to PSE Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1-9124).
   10.15 Price Guaranty Commitment dated as of April 26, 1984 among The Dow Chemical Company, Louisiana Gasification Technology, Inc. and the United States Synthetic Fuels Corporation (incorporated by reference to Exhibit 10.17 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.16 Memorandum of Intent dated July 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.18 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.17 Power Supply Option dated as of July 1, 1990 between The Dow Chemical Company and Destec Energy, Inc. (incorporated by reference to Exhibit 10.19 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.18 Option Agreement dated as of June 30, 1990 between Rofan Energy, Inc. and Destec Energy, Inc. (incorporated by reference to Exhibit 10.20 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.19 Gas Purchase Agreement dated as of April 26, 1984 between The Dow Chemical Company and Louisiana Gasification Technology, Inc. (incorporated by reference to Exhibit 10.24 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.20 Land Lease Agreement dated as of April 26, 1984 between The Dow Chemical Company and Louisiana Gasification Technology, Inc. (incorporated by reference to Exhibit 10.25 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.21 Operating Agreement dated April 26, 1984 between Louisiana Gasification Technology, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.26 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.22 Services Agreement dated April 26, 1984, as amended January 1, 1987, between Louisiana Gasification Technology, Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.27 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.23 Technology License Agreement dated April 26, 1984 between The Dow Chemical Company and Louisiana Gasification Technology, Inc. (incorporated by reference to Exhibit 10.28 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).

   10.24 A written description of The Dow Chemical Company's Executive Award Plan (incorporated by reference to
           Exhibit 10.29 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.25 A written description of The Dow Chemical Company Executives' Supplemental Plan, as amended through December 31, 1981, for certain employees of The Dow Chemical Company (incorporated by reference to Exhibit 10(b) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, File No. 1-3433).
   10.26 Amendment adopted December 14, 1982 to The Dow Chemical Company Executives' Supplemental Plan (incorporated by reference to Exhibit 10(b) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-3433).
   10.27 The Dow Chemical Company 1979 Award and Option Plan, as amended through December 31, 1982 (included as a part of and incorporated by reference to the prospectus contained in Post-Effective Amendment No. 4 to The Dow Chemical Company's Registration Statement on Form S-8, Registration No. 2-64560, filed June 23, 1983).
   10.28 Amendment adopted April 12, 1984 to The Dow Chemical Company 1979 Award and Option Plan, amending the provisions of Section 8(c) of that Plan (incorporated by reference to Exhibit 10(ff) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-3433).
   10.29 Amendment adopted April 18, 1985 to The Dow Chemical Company 1979 Award and Option Plan, amending the provisions of Section 2(o) of that Plan (incorporated by reference to Exhibit 10(fff) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 1-3433).
   10.30 A written description of The Dow Chemical Company's Executive Post Retirement Life Insurance Program, adopted effective December 1, 1983 (incorporated by reference to Exhibit 10(h) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 1-3433).
   10.31 Amendments adopted October 3, 1987 to The Dow Chemical Company 1979 Award and Option Plan and The Dow Chemical Company Executives' Supplemental Plan (incorporated by reference to Exhibit 10(j) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).
   10.32 A written description of The Dow Chemical Company's Management Achievement Recognition System adopted on April 8, 1987 (incorporated by reference to Exhibit 10(k) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).
   10.33 A copy of The Dow Chemical Company 1988 Dividend Unit Plan adopted on February 10, 1988 (incorporated by reference to Exhibit 10(l) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).
   10.34 Summary of amendment effective January 1, 1989 to The Dow Chemical Company Executives' Supplemental Plan (incorporated by reference to Exhibit 10(m) to The Dow Chemical Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-3433).

   10.35 The Dow Chemical Company 1988 Award and Option Plan adopted by the stockholders at the 1988 Annual
           Meeting (included as a part of and incorporated by reference to the prospectus contained in The Dow Chemical Company's Registration Statement on Form
           S-8, Registration No. 33-21748, filed May 16,
           1988).
   10.36** Amended and Restated Cogenerated Electricity Agreement dated as of September 17, 1990 by and between The Dow Chemical Company and Texas Utilities Electric Company (incorporated by reference to Exhibit 10.48 of Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.37** Amended and Restated Cogenerated Electricity Agreement dated as of September 17, 1990 by and between CoGen Lyondell, Inc. and Texas Utilities Electric Company (incorporated by reference to Exhibit 10.49 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.38** Surety Agreement dated as of September 17, 1990 by and between Destec Energy, Inc. and Texas Utilities Electric Company (incorporated by reference to Exhibit
           10.50 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.39* Destec Energy, Inc. Amended and Restated 1990 Award and Option Plan.
   10.40 Form of Destec Energy, Inc. Retirement and Savings Plan (incorporated by reference to Exhibit 10.52 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.41 Loan Agreement dated as of November 5, 1990 between Destec Energy, Inc., as borrower, and The Dow
           Chemical Company, as lender (incorporated by reference to Exhibit 10.53 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.42 Loan Agreement dated as of January 1, 1991 between Destec Energy, Inc., as lender, and The Dow
           Chemical Company, as borrower (incorporated by reference to Exhibit 10.54 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.43 A written description of The Dow Chemical Company Corporate Performance Award Plan (incorporated by reference to Exhibit 10.55 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.44 A written summary of The Dow Chemical Company Area Performance Award Plan (incorporated by reference to Exhibit 10.56 to Destec's Registration Statement on Form S-1, Registration No. 33-36086).
   10.45 Deferred Defined Compensation Contract between Destec Energy, Inc. and Charles F. Goff, dated November 1, 1991.
   10.46 Deferred Defined Compensation Contract between Destec Energy, Inc. and Rodney M. Webb, dated November 1, 1991.
   10.47 Deferred Defined Compensation Contract between Destec Energy, Inc. and Richard H. Davis, dated November 1, 1991.
   10.48* Severance and Services Agreement between Destec Energy, Inc. and Charles F. Goff, dated May 3, 1994.
   10.49* Severance and Services Agreement between Destec Energy, Inc. and Keys A. Curry, Jr., dated May 3, 1994.
   10.50* Severance and Services Agreement between Destec Energy, Inc. and Enrique M. Larroucau, dated May 3, 1994.
   10.51* Severance and Services Agreement between Destec Energy, Inc. and Rodney M. Webb, dated May 3, 1994.

   10.52*  Severance and Services Agreement between Destec
           Energy, Inc. and Rick A. Bowen, dated July 17, 1995. 10.53* Severance and Services Agreement between Destec
           Energy, Inc. and Craig E. Hess, dated May 3, 1994. 10.54* Severance and Services Agreement between Destec
           Energy, Inc. and Lige E. Jackowski, Jr., dated May 3,
           1994.
   10.55*  Severance and Services Agreement between Destec
           Energy, Inc. and Gareth J. Mann, dated July 17, 1995. 10.56* Form of Salary Continuation Plan between Power Systems
           Engineering, Inc. and Keys A. Curry, Jr. dated March
           6, 1986.
   10.57+ Release and Waiver Agreement between Destec Energy, Inc. and Stephen R. Wright dated December 20, 1995.
   10.58++ Consulting Agreement between Destec Energy, Inc. and
           Stephen R. Wright dated December 20, 1995.
   11*     Statement regarding computation of per share earnings.
   22*     List of subsidiaries of Destec Energy, Inc.
   25* Powers of Attorney from certain of the directors of Destec Energy, Inc. whose signatures are to be affixed to this Form 10-K for the year ended
           December 31, 1995.

- -------------------

*      Filed with the Form 10-K.
**     Confidential treatment has been requested and granted with respect to portions of this Exhibit.
+      Filed herewith.
++ Filed with the Form 10-K. Confidential treatment has been requested with respect to portions of this Exhibit.