Form 10-Q
period 1996-06-30
DESTEC ENERGY INC
filed 1996-08-14
CIK 866282

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                 Yes    X     No
                                     -------     --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       On June 30, 1996 there were 55,952,614 shares of the issuer's Common Stock, $.01 par value, outstanding.
===============================================================================

                      DESTEC ENERGY, INC. AND SUBSIDIARIES



PART I  Financial Information                                                  Page No.
                                                                              ---------
Item 1. Financial Statements

          Consolidated Balance Sheets...................................          2

          Statements of Consolidated Income -
            For the three months ended June 30, 1996 and 1995...........          4

          Statements of Consolidated Income -
            For the six months ended June 30, 1996 and 1995.............          5

          Statements of Consolidated Cash Flows.........................          6

          Notes to Consolidated Financial Statements....................          7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................         10

PART II   Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................         19

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)


                                                                                 JUNE 30,         DECEMBER 31,
                                                                                  1996               1995
                                                                              -------------      -------------
                                                                               (UNAUDITED)

ASSETS
- ------

  Current Assets:

  Cash and cash equivalents                                                   $     19,093       $      7,044
  Cash equivalents - Dow                                                             3,748              4,422
                                                                              ------------         ----------
    Total cash and cash equivalents                                                 22,841             11,466
                                                                              ------------         ----------
  Marketable Securities                                                            240,310            328,799

  Accounts Receivable:

    Trade                                                                           73,365             64,029
    Dow                                                                              2,666              1,144
    Affiliates                                                                      20,217             23,832
    Other                                                                            4,127              4,085

  Notes receivable - affiliates                                                      2,977              2,983

  Income taxes receivable                                                            2,941              1,934

  Deferred taxes - net                                                               5,465              5,680

  Costs and estimated earnings in excess of billings
    on uncompleted contracts - affiliates                                           21,394             37,063

  Recoverable project costs                                                         22,442             58,398

  Prepaid expenses and other assets                                                 20,963             14,076
                                                                              ------------         ----------
    Total current assets                                                           439,708            553,489
                                                                              ------------         ----------
  Property - at cost                                                               459,208            365,020

    Accumulated depreciation, depletion and amortization                          (160,372)          (154,831)
                                                                              ------------         ----------
      Property, net                                                                298,836            210,189
                                                                              ------------         ----------
  Less receivable from Dow                                                          44,159             44,159

  Equity investments                                                               144,400            139,784

  Goodwill (Net of accumulated amortization of $16,262 and $15,027
     at June 30, 1996 and December 31, 1995, respectively)                          82,546             83,781

  Other assets                                                                      21,858             16,410

  Other assets - affiliates                                                          5,018                ---
                                                                              ------------       ------------
  Total                                                                       $  1,036,525       $  1,047,812
                                                                              ============       ============



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                             June 30,    December 31,
                                                               1996          1995
                                                           ------------ -------------
                                                            (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
   Accounts payable:
     Trade                                                  $   70,917     $   45,169
     Dow                                                        12,759         13,249
   Accrued liabilities                                          44,185         49,951
   Billings in excess of costs and estimated
    earnings on uncompleted contracts - affiliates              14,433         41,309
   Income taxes payable                                             --            249
                                                            ----------     ----------
      Total current liabilities                                142,294        149,927
                                                            ----------     ----------
   Long-term liabilities                                        45,198         46,172
   Deferred taxes - net                                         41,128         34,720
   Deferred income                                              52,470         47,676
   Commitments and contingencies
   Stockholders' equity:
     Preferred stock, $1.00 par value; 50,000,000 shares
      authorized, none issued
     Common stock, $.01 par value;  150,000,000 shares
      authorized, 62,250,000 issued                                623            623
     Additional paid-in capital                                394,296        394,296
     Retained earnings                                         444,739        427,757
     Unearned compensation - related to outstanding
      deferred stock                                              (678)            --
     Unrealized gains (losses) on investments                   (1,441)           651
     Less 6,297,386 and 4,159,464 shares of treasury
      stock at cost at June 30, 1996 and
      December 31, 1995, respectively                          (82,104)       (54,010)
                                                            ----------     ----------
       Total stockholders' equity                              755,435        769,317
                                                            ----------     ----------
     Total                                                  $1,036,525     $1,047,812
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

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (In Thousands of Dollars, except per share amounts)
                                  (Unaudited)

                                                          For the Three Months Ended
                                                                  June 30,
                                                          --------------------------
                                                               1996         1995
                                                           -----------  ------------
  Revenues:
   Power, steam, syngas and energy resources
    -affiliates                                            $        --  $     3,284
    -guaranteed payments                                            --       22,920
    -nonaffiliates                                              55,404       27,205
                                                           -----------  -----------
     Total power, steam, syngas and energy resources            55,404       53,409
   Development, engineering and operations - affiliates         72,578      154,185
                                                           -----------  -----------
  Total Revenues                                               127,982      207,594
                                                           -----------  -----------
  Operating Costs:
   Power, steam, syngas and energy resources
    -affiliates                                                    621       18,744
    -nonaffiliates                                              51,305       29,670
                                                           -----------  -----------
     Total power, steam, syngas and energy resources            51,926       48,414
   Development, engineering and operations - affiliates         64,922      152,362
                                                           -----------  -----------
  Total Operating Costs                                        116,848      200,776
                                                           -----------  -----------
  Amortization of intangibles                                      618          618
                                                           -----------  -----------
  Selling, General and Administrative Expenses:
   Dow                                                             259          235
   Direct                                                        8,190        6,638
                                                           -----------  -----------
    Total selling, general and administrative                    8,449        6,873
                                                           -----------  -----------
    Total operating costs and expenses                         125,915      208,267
                                                           -----------  -----------
  Operating Income (Loss)                                        2,067         (673)
                                                           -----------  -----------
  Earnings from equity investments                               4,360        3,134
                                                           -----------  -----------
  Other Income:
    Interest Income - Dow                                        1,111        2,581
    Interest Income - other                                      3,429        5,601
    Sundry income - net                                            247          442
                                                           -----------  -----------
  Total Other Income                                             4,787        8,624
                                                           -----------  -----------

  Income before provision for taxes                             11,214       11,085
  Provision for taxes                                            3,575        3,326
                                                           -----------  -----------
  Net Income                                               $     7,639  $     7,759
                                                           ===========  ===========

  Per Share Amounts:
  Net Income Per Share                                     $      0.13  $      0.13
                                                           ===========  ===========
  Weighted average shares outstanding                       57,149,982   58,694,474
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

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (In Thousands of Dollars, except per share amounts)
                                  (Unaudited)

                                                           For the Six Months Ended
                                                                   June 30,
                                                           ------------------------
                                                               1996         1995
                                                           -----------  -----------
  Revenues:
   Power, steam, syngas and energy resources
    -affiliates                                            $        --  $     8,526
    -guaranteed payments                                            --       45,305
    -nonaffiliates                                              97,629       50,390
                                                           -----------  -----------
     Total power, steam, syngas and energy resources            97,629      104,221
   Development, engineering and operations - affiliates        188,114      268,298
                                                           -----------  -----------
  Total Revenues                                               285,743      372,519
                                                           -----------  -----------
  Operating Costs:
   Power, steam, syngas and energy resources
    -affiliates                                                  1,197       38,968
    -nonaffiliates                                              93,347       55,734
                                                           -----------  -----------
     Total power, steam, syngas and energy resources            94,544       94,702
   Development, engineering and operations - affiliates        166,613      260,726
                                                           -----------  -----------
  Total Operating Costs                                        261,157      355,428
                                                           -----------  -----------
  Amortization of intangibles                                    1,236        1,234
                                                           -----------  -----------
  Selling, General and Administrative Expenses:
   Dow                                                             305          437
   Direct                                                       15,379       13,631
                                                           -----------  -----------
    Total selling, general and administrative                   15,684       14,068
                                                           -----------  -----------
    Total operating costs and expenses                         278,077      370,730
                                                           -----------  -----------
  Operating Income                                               7,666        1,789
                                                           -----------  -----------
  Earnings from equity investments                               6,606        4,222
                                                           -----------  -----------
  Other Income:
    Interest Income - Dow                                        2,446        7,935
    Interest Income - other                                      8,119        6,802
    Sundry income - net                                            263          672
                                                           -----------  -----------
  Total Other Income                                            10,828       15,409
                                                           -----------  -----------

  Income before provision for taxes                             25,100       21,420
  Provision for taxes                                            8,028        6,427
                                                           -----------  -----------
  Net Income                                               $    17,072  $    14,993
                                                           ===========  ===========

  Per Share Amounts:
  Net Income Per Share                                     $      0.30  $      0.26
                                                           ===========  ===========
  Weighted average shares outstanding                       57,839,308   58,767,882
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

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                              For the Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------   -----------
Cash Flows From Operating Activities:
Net Income..................................................  $  17,072    $    14,993
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Earnings from equity investments.........................     (6,606)        (4,222)
   Deferred income, net.....................................      4,794          3,211
   Depreciation, depletion and amortization.................      6,776         16,856
   Compensation recognized under Variable Pay Plan..........        521             --
   Increase in deferred income taxes, net...................      6,623          2,736
   Changes in assets and liabilities that provided
    (used) cash:
       Accounts receivable - trade..........................     (9,336)       (21,718)
       Accounts receivable - Dow............................     (1,522)        10,710
       Accounts receivable - affiliates.....................      3,615          6,236
       Accounts receivable - other..........................        (42)        (3,032)
       Notes receivable - affiliates........................          6             78
       Income taxes - receivable............................     (1,007)            --
       Costs and estimated earnings in excess of
        billings on uncompleted contracts - affiliates......     15,669        (18,264)
       Recoverable project costs............................     35,956         (3,841)
       Prepaid expenses and other assets....................     (6,887)        (1,183)
       Accounts payable - trade.............................     25,748          2,246
       Accounts payable - Dow...............................       (490)        (6,670)
       Accrued liabilities..................................     (5,766)       (11,881)
       Billings in excess of costs and estimated
        earnings on uncompleted contracts - affiliates......    (26,876)        (2,591)
       Income taxes payable.................................       (249)       (11,516)
       Long - term liabilities..............................        310         10,086
                                                              ---------    -----------
Net Cash Provided by (Used in) Operating Activities.........     58,309        (17,766)
                                                              ---------    -----------
Cash Flows From Investing Activities:
   Investments in marketable securities.....................   (512,973)    (1,006,489)
   Proceeds from sale of marketable securities..............    599,370        720,547
   Purchases of property, net...............................    (94,188)       (12,554)
   Long - term notes receivable - affiliates................         --           (101)
   Equity investments - contributions.......................     (6,016)            --
   Equity investments - distributions.......................      8,006          6,570
   Investment in project....................................     (8,600)            --
   Other assets.............................................     (1,866)          (269)
                                                              ---------    -----------
Net Cash Used in Investing Activities.......................    (16,267)      (292,296)
                                                              ---------    -----------
Cash Flows from Financing Activities:
   Proceeds from borrowings - Dow...........................         --             --
   Repayment of borrowings - Dow............................         --             --
   Proceeds from issuance of treasury stock.................         49            113
   Treasury stock purchases.................................    (30,716)        (2,215)
                                                              ---------    -----------
Net Cash Used in Financing Activities.......................    (30,667)        (2,102)
                                                              ---------    -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents................................................     11,375       (312,164)
Cash and Cash Equivalents at Beginning of
 Period.....................................................     11,466        354,137
                                                              ---------    -----------
Cash and Cash Equivalents at End of Period..................  $  22,841    $    41,973
                                                              =========    ===========

Supplemental Disclosures of Cash Flow Information:
Schedule of Noncash Investing and Financing
 Activities:
   Loss on sale of treasury stock...........................  $      90             --
   Unrealized loss on marketable securities.................  $   2,092             --
   Proceeds from treasury stock.............................  $   2,483             --
   Unearned compensation....................................  $     678             --
Cash paid for:
   Interest.................................................         --    $       165
   Income taxes.............................................  $     987    $    14,955

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

2.  LEASE COMMITMENTS

  Effective June 7, 1996, Gasification Services, Inc. ("GSI") refinanced its operating lease agreement associated with the Wabash facility for a term of 5 years resulting in a reduction in interest spreads and elimination of several financial covenants associated with the original financing. The future minimum lease payments associated with the lease as of June 30, 1996 are approximately $231,000. Destec has guaranteed GSI's performance pursuant to this new lease agreement.

  Destec also has an operating lease for the CoGen Lyondell, Inc. facility with future estimated minimum lease payments as of June 30, 1996 of approximately $218,000. In addition to the aforementioned lease agreements, Destec leases office space under an operating lease.

  The total future minimum lease payments under non-cancelable operating leases at June 30, 1996 are as follows:


1996 (6 months)                 $ 15,380
1997                              28,402
1998                              28,991
1999                              30,108
2000                             194,693
Thereafter                       173,754
                              ----------
Total minimum lease payments    $471,328
                              ==========

3. PURCHASE OF GAS PROPERTIES

  In April 1996, Destec agreed to acquire from Snyder Oil Corporation ("SOCO") an undivided 45% interest in proved producing natural gas properties and related undeveloped leasehold acreage and gas pipeline system in northwest Colorado for approximately $22,000. The total proved reserves for Destec's interest in the properties are estimated to be approximately 42 billion cubic feet. SOCO will retain a majority working interest in the properties and will continue to operate the wells. Destec has entered into a joint venture agreement with SOCO covering the long-term development of the underlying properties and associated gas pipeline.

4. TREASURY STOCK

  During each of the years, 1993 and 1992, the Destec Board of Directors (the "Board") authorized the repurchase of up to $20,000 of Destec's common stock over the succeeding three year periods. In 1994, the Board authorized the repurchase of an additional 2,300,000 shares of its common stock over the next three years with a maximum cost of $30,000. In May 1996, the Board authorized the repurchase of an additional 1,750,000 shares of its common stock over the
next three years with a maximum cost of $25,000.   As of June 30, 1996, Destec
had repurchased 6,816,549 shares and reissued 519,163 shares of common stock repurchased under these programs.

  As a result of the stock repurchase programs, during the second quarter of 1996, Dow's ownership of Destec increased above 80% of Destec's total outstanding shares. This increased ownership results in Destec and its subsidiaries being included in the consolidated federal income tax return of Dow and its subsidiaries. Under the terms of the new tax sharing agreement between Dow and Destec, Dow will have a continuous, cumulative option to purchase from Destec at then current market prices such number of shares of common stock of Destec as Dow determines necessary to allow Dow to continue to include Destec in Dow's consolidated federal income tax return. Effective June 6, 1996, Destec's results from operations will be included in the consolidated U.S. federal income tax return of Dow. Pursuant to a new tax sharing agreement between Dow and Destec, federal and state income tax expense is computed on a stand-alone basis. Any resulting current tax liability or refund is settled with Dow. The agreement permits Destec to reduce its federal stand-alone tax liability by certain non-conventional fuels tax credits which have been utilized in Dow's consolidated return, even where such credits would not otherwise be currently usable by Destec.

5.   RESTRUCTURING CHARGES

  In 1994, Destec's management announced a corporate restructuring in order to refocus business development efforts from domestic to international markets and to de-emphasize vertical integration. In order to implement this shift in focus, management developed a restructuring plan to reduce and realign the work force and reduce overhead. During 1994, Destec recorded a $10,000 restructuring charge as a component of operating costs. As of June 30, 1996, Destec's remaining accrual relating to this charge was $1,859 for vacated lease space net of revenues from subleases.

6.  UNEARNED COMPENSATION

  As of June 30, 1996, a total of 65,114 shares of deferred stock have been issued from treasury stock under the 1995 Variable Pay Plan for the Executive Officers at the grant date price of $12.50. These shares are currently held for the employees and will be distributed at the end of the vesting periods in one-third increments on December 31, 1996, 1997 and 1998, if the average market price for the thirty day period ending on such dates equals or exceeds the defined targets under the 1995 Variable Pay Program as approved by the Compensation Committee. If the average market price of the stock for the thirty day period ending on the applicable vesting date is below the defined targets, no deferred stock shall be awarded that year. However, if on the subsequent vesting date, the average market price equals or exceeds the defined targets, the employee will receive the current year shares as well as shares not awarded in the previous period. Compensation expense will be adjusted in future periods based on the difference between the value assigned to the award at the grant date and the value of the stock at the respective measurement dates.

7. EVENTS SUBSEQUENT TO JUNE 30, 1996

  In July 1996, Destec agreed to sell its ownership interest in the 150 MW Blue Mountain Power project to AES Corporation. The sale of this project is expected to have a positive after tax effect of approximately $6,300 (considering an effective tax rate of 32.0%) or $0.11 per share in the third quarter of 1996. The actual after tax effect of this sale is subject to certain contractual undertakings.

  In August 1996, Destec, as part of an international consortium, won the $1,900,000 bid for the 1600 MW Hazelwood Power Station and the adjacent Hazelwood Mine in Victoria, Australia. As a 20% partner in the consortium, Destec's investment in the Hazelwood acquisition will be approximately $380,000. Destec plans to make an equity contribution of up to $180,000 with the remainder borrowed on a nonrecourse basis at the partnership level. The financial closing of the Hazelwood acquisition is expected to occur in September 1996.

8.  RECLASSIFICATIONS

  Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forwardlooking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially prospective contract prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

OVERVIEW
- --------

  Destec is an independent producer and marketer of electricity, thermal energy and syngas. Destec has nineteen operating power projects and one operating syngas project in the U.S.; in addition, Destec's first international project, the Los Mina project, commenced commercial operations in the second quarter of 1996. During 1996, Destec received revenues from the sale of electricity, thermal energy and syngas from Destec's owned or leased projects. These revenues and revenues earned in 1995 from the sale of syngas to The Dow Chemical Company ("Dow") and from the sale of power from Dow's Freeport facility under the Power Marketing Agreement ("PMA") are classified as "Power, steam and syngas" in the "Summary of Statements of Consolidated Income" presented below. Destec also received revenues from its oil and gas properties and lignite properties (classified as "Energy resources"), from fees earned in connection with its activities as an engineer and operator of various cogeneration projects (classified as "Engineering and operations") and from fees earned as a developer of power generation projects (classified as "Development"). The related costs for each of these activities appears in the corresponding section of the summary as "Operating Costs and Expenses." Gross margin for these activities represents revenues less the related operating costs.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

DOMESTIC POWER

  Destec has an interest in and receives income from nineteen operating power projects in the United States. Eleven of the nineteen operating projects are located in California, three are located in Texas and the remainder are located in Virginia, Nevada, Georgia, Florida and Michigan. In addition, Destec Power Services ("DPS"), a power marketing subsidiary of Destec, began selling excess power from Destec's facilities as well as from other power sources in June 1995.

  In May 1996, DPS agreed to supply peaking power to Texas-New Mexico Power ("TNP"). The original agreement between DPS and TNP was for a maximum of 55 MW of peaking power with an option to increase the amount. TNP, in various periods, has exercised its option to increase this amount to as high as 132 MW. The term of the contract expires on October 31, 1996. In addition to the TNP contract, DPS has also begun making spot sales for the excess capacity from the CoGen Lyondell ("CLI") facility to various customers. Management believes that DPS's access to a wide range of power supply sources, including facilities owned by Destec, allows DPS to take advantage of opportunities made available as Texas continues to deregulate its electric power industry.

  In February 1996, CLI and Lyondell Petrochemical Company ("LYO") formed Channelview CoGen General Partnership (the "Partnership") with CLI as an 88% partner and LYO as a 12% partner. Houston Lighting and Power Company has challenged the partnership on the basis that the structure is actually a retail sale of electricity from CLI to LYO. A decision is currently pending in Austin District Court with resolution expected in early September 1996. Deliveries of power to LYO via the private transmission line will not commence until after a decision has been rendered. The power generated at the CLI facility will be distributed to the partners, in proportion to their partnership percentages, under the self generation exception of the Texas Public Utility Regulatory Act. In July 1996, the private transmission line owned by LYO which interconnects with the CLI facility was completed. Destec will continue to operate and manage the facility on behalf of the Partnership.

  In October 1995, Rayburn Country Electric Cooperative ("Rayburn Electric") announced that it had selected the proposal team comprised of Destec, Lower Colorado River Authority and Enron Power Marketing to negotiate a 350 MW contract. During the course of contract negotiations between Rayburn Electric and the Destec proposal team, Rayburn Electric received and gave consideration to a new proposal submitted by another power marketer. This action substantially changed the complexion of the negotiations, ultimately leading to a contract announcement by Rayburn Electric and the other power marketer. The Destec proposal team could not find value in meeting the new price expectations of Rayburn Electric.

  During 1995, Destec acquired a minority ownership interest in the 240 MW Crockett Cogeneration project located in Crockett, California from a subsidiary of Pacific Generation. In April 1996, Destec paid $8.6 million for the interest in the Crockett project which began commercial operations in May 1996.

  In July 1996, Destec completed the sale of its ownership interest in the 150 MW Blue Mountain Power project to AES Corporation (see Note 7 of the Notes to Consolidated Financial Statements).

INTERNATIONAL POWER

  Currently, Destec is in construction or active development on several international projects including Kingston (Ontario, Canada), Elsta (Terneuzen, The Netherlands), Indian Queens (Cornwall, England) and Chiahui (Taipei, Taiwan). In addition, management is currently evaluating the acquisition or development of several international project opportunities in areas including Asia, the Far East, Europe, Africa, Australia, the Middle East and Latin America.

  In June 1996, Destec purchased the remaining interest in the Los Mina project from Turbine Energy, Inc. for approximately $10.0 million. In the second quarter of 1996, the fully-owned Los Mina project, located in Santo Domingo, Dominican Republic, commenced commercial operations to become Destec's first operating international power project. The Kingston and Indian Queens projects are under construction and are expected to commence commercial operations later in 1996. The Elsta project, which is also under construction, is expected to begin operations in 1997, and construction of the Chiahui project is scheduled to begin in 1997 with commercial operations estimated to begin in 2000.

  In August 1996, Destec, as part of an international consortium, won the $1.9 billion bid for the 1600 MW Hazelwood Power Station and the adjacent Hazelwood Mine in Victoria, Australia. The consortium is composed of National Power, Destec, PacifiCorp and the Commonwealth Bank of Australia. As a 20% partner in the consortium, Destec's investment in the Hazelwood acquisition is approximately $380 million. Destec plans to make an equity contribution of up to $180 million with the remainder borrowed on a nonrecourse basis at the partnership level. The consortium is planning a major capital expenditure program to maximize operating efficiencies and upgrade environmental performance in an effort to extend the thirty year old plant's operating life another thirty years. The consortium will also seek further investment opportunities in the Australian power industry as they become available.

SYNGAS

  The Wabash River Coal Gasification facility ("Wabash facility") began commercial operations in November 1995. Under the terms of the gasification services agreement with PSI Energy, Inc., Wabash is subject to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7.0 million per year and is calculated based on the annual average syngas production. Destec's accrual for the potential operating penalty at June 30, 1996 was $1.6 million. In order to improve the reliability and profitability of the Wabash facility, Destec is currently making significant equipment and process improvements at an estimated cost of $14.3 million.

  In June 1996, Destec refinanced the operating lease for the Wabash facility with a third-party owner for a term of five years. Under the new agreement, Destec assumed a $193.3 million lease obligation which resulted in future
minimum lease payments of approximately $231 million.   The cost associated with
the Wabash facility improvements discussed above is included in the financing amount (see Note 2 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS
- --------------------------------------------------------------------------------
ENDED JUNE 30, 1995
- -------------------

  The following table sets forth a summary of statements of consolidated income for Destec for the three month periods ended June 30, 1996 and 1995, respectively. This information has been derived from Destec's unaudited Consolidated Financial Statements.



                 SUMMARY OF STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)


                                                            For the
                                                      Three Months Ended
                                                           June 30,
                                                      ------------------
                                                        1996      1995
                                                      --------  --------
Revenues:
 Power, steam and syngas............................  $ 50,704  $ 48,330
 Engineering and operations.........................    70,050   154,170
 Energy resources...................................     4,700     5,079
 Development........................................     2,528        15
                                                      --------  --------
  Total Revenues....................................   127,982   207,594
                                                      --------  --------
Operating Costs and Expenses:
 Power, steam and syngas............................    48,849    44,655
 Engineering and operations.........................    61,578   149,100
 Energy resources...................................     3,077     3,759
 Development........................................     3,344     3,262
 Amortization of intangibles........................       618       618
 Selling, general & administrative expenses.........     8,449     6,873
                                                      --------  --------
   Total Operating Costs and Expenses...............   125,915   208,267
                                                      --------  --------
Earnings from equity investments....................     4,360     3,134
Other income........................................     4,787     8,624
                                                      --------  --------
Income before provision for taxes on income.........    11,214    11,085
Provision for taxes on income.......................     3,575     3,326
                                                      --------  --------
Net Income..........................................  $  7,639  $  7,759
                                                      ========  ========


  For the three months ended June 30, 1996, Destec recorded net income of $7.6 million. The operating income for the quarter was $2.1 million which resulted primarily from the positive gross margins contributed by power, steam and syngas, engineering and operations and energy resources.

These positive results were partially offset by a negative gross margin from development and charges for amortization of intangibles and selling, general and administrative expenses.

  The major factors supporting the operating income during the period ended June 30, 1996 were the commencement of operations at the Los Mina power project, continued construction of the Elsta and Kingston projects, lower costs due to the new Operating and Maintenance ("O&M") contracts for certain California projects and the continued earnings from Destec's equity investments. Negative factors affecting the operating income included an unfavorable fuel variance at the CLI facility, increased marketing expenditures for DPS and continuing expenditures in the international market. See the discussion below for a detailed analysis of revenue and expense for the three month periods ending June 30, 1996 and 1995.

REVENUES
- --------

  Destec's second quarter revenue decreased $79.6 million, or 38%, for 1996 as compared to 1995. This decrease resulted primarily from an $84.1 million decrease in engineering and operations and a $0.4 million decrease in energy resources revenue, partially offset by a $2.4 million increase in power, steam and syngas revenue and a $2.5 million increase in development revenue.

  The $84.1 million decrease in engineering and operations revenue resulted primarily from an $85.8 million decrease in engineering revenue, partially offset by a $1.7 million increase in operations revenue. Engineering revenue was lower in the second quarter of 1996 due to revenue recognition on the construction costs related to the Elsta and Kingston projects in 1996, as compared to revenue recognition on the Wabash River, Michigan Power, Bear Mountain and Elsta projects in 1995. Operations revenue increased in the first quarter of 1996 as a result of a performance bonus Destec earned related to the Double "C" facility and due to O&M revenue earned from the Michigan Power project which began commercial operation in October 1995. Operations revenue also includes fees earned prior to start-up of the Kingston and Elsta projects which are expected to begin operations in late 1996 and 1997, respectively.
This increase was partially offset by lower O&M revenue from the Kern Front, High Sierra and Double "C" projects due to the new O&M contracts which became effective May 1, 1996.

  Energy resources revenue decreased $0.4 million due to lower production revenue as a result of the sale of gas properties in the third quarter of 1995, partially offset by increased revenue from the Southeast Piceance gas properties which were purchased in April 1996 (see Note 3 of the Notes to Consolidated Financial Statements).

  The $2.4 million increase in power, steam and syngas revenue resulted from a $19.1 million increase in power revenue from the Los Mina, CLI and CoGen Power ("CPI") projects and a $1.2 million increase in revenue from DPS, partially offset by a $17.3 million decrease in syngas revenue and a $0.6 million decrease in PMA revenue. Power revenue from the Los Mina project increased due to the commencement of commercial operations in the second quarter of 1996. Power revenue from the CLI and CPI facilities increased compared to the second quarter of 1995 as a result of higher fuel prices and the addition of the sixth gas turbine at the CLI facility in June 1995 which provides approximately 120 MW of additional capacity. DPS revenue is higher in the second quarter of 1996 because DPS did not begin marketing power until June 1995. These increases were partially offset by a net decrease in syngas revenue due to the decommissioning of the LGTI facility and the start-up of commercial operations of the Wabash facility which both occurred in November 1995. PMA revenue decreased due to the expiration on April 30, 1995 of the remaining power contract supporting the PMA agreement with Dow.

  The $2.5 million increase in development revenue results from the recognition in the second quarter of 1996 of fees related to the Kingston project.

OPERATING COSTS AND EXPENSES
- ----------------------------

  Destec's second quarter total operating costs and expenses decreased $82.4 million, or 40%, for 1996 as compared to 1995. This decrease resulted from an $87.5 million decrease in engineering and operations costs and a $0.7 million decrease in energy resources costs, partially offset by a $4.2 million increase in power, steam and syngas costs and a $1.6 million increase in selling, general and administrative costs.

  The $87.5 million decrease in engineering and operations costs is primarily due to lower construction costs for the Elsta and Kingston projects in the second quarter of 1996, as compared to construction costs related to the Wabash River, Michigan Power, Bear Mountain and Elsta projects for the same period of 1995. Operations costs decreased as a result of new O&M contracts for the Kern Front, High Sierra and Double "C" projects which became effective May 1, 1996.

  The $0.7 million decrease in energy resources costs results from lower production costs in the second quarter of 1996 due to the sale of the gas properties in the third quarter of 1995, partially offset by higher production costs associated with the Southeast Piceance gas properties which were purchased in April 1996 (see Note 3 of the Notes to Consolidated Financial Statements).

  The $4.2 million increase in power, steam and syngas costs is primarily a result of increased power costs due to the commencement of commercial operations of the Los Mina facility in the second quarter of 1996, higher fuel consumption, ad valorem and depreciation costs at the CLI facility related to the addition of the sixth gas turbine in June 1995 and higher fuel prices at the CLI and CPI facilities. These increases in power costs were partially offset by lower lease costs resulting from the refinancing of the CLI lease in August 1995. Syngas costs decreased in total as a result of the decommissioning of the LGTI facility, partially offset by the commencement of operations at the Wabash facility which both occurred in November 1995.

  The $1.6 million increase in selling, general and administrative costs resulted from additional marketing expenses for DPS and increased international development costs.

EQUITY INVESTMENTS, OTHER INCOME AND TAXES
- ------------------------------------------

  Earnings from equity investments increased $1.2 million for the three months ended June 30, 1996, as compared to the same period of 1995. The increase in equity earnings is a result of lower interest expense on the projects' term loans due to lower interest rates and principal. Equity earnings were also improved on the Oyster Creek project as a result of the conversion of its
construction loan to a term loan in July 1995.   In addition, equity earnings
included earnings from the Bear Mountain project which commenced commercial operations in April 1995.

  Other income decreased $3.8 million due primarily to decreased interest income on a lower average cash balance at a lower average rate of return for the three months ended June 30, 1996 compared to the same period of 1995.

  The effective tax rate at June 30, 1996 was 31.9% as compared to 30.0% in the same period of 1995. Effective June 6, 1996, Destec's results from operations will be included in the consolidated U.S. federal income tax return of Dow. Pursuant to a new tax sharing agreement between Dow and Destec, federal and state income tax expense is computed on a stand-alone basis. Any resulting current tax liability or refund is settled with Dow. The agreement permits Destec to reduce its federal stand-alone tax liability by certain non-conventional fuels tax credits which have been utilized in Dow's consolidated return, even where such credits would not otherwise be currently usable by Destec.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS
- ----------------------------------------------------------------------------
ENDED JUNE 30, 1995
- -------------------

  The following table sets forth a summary of statements of consolidated income for Destec for the six month periods ended June 30, 1996 and 1995, respectively. This information has been derived from Destec's unaudited Consolidated Financial Statements.

                 SUMMARY OF STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                             For the
                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
Revenues:
 Power, steam and syngas.............................  $ 89,082  $ 95,143
 Engineering and operations..........................   176,377   260,241
 Energy resources....................................     8,547     9,078
 Development.........................................    11,737     8,057
                                                       --------  --------
  Total Revenues.....................................   285,743   372,519
                                                       --------  --------
Operating Costs and Expenses:
 Power, steam and syngas.............................    89,304    86,772
 Engineering and operations..........................   159,176   251,281
 Energy resources....................................     5,240     7,930
 Development.........................................     7,437     9,443
 Amortization of intangibles.........................     1,236     1,236
 Selling, general & administrative expenses..........    15,684    14,068
                                                       --------  --------
   Total Operating Costs and Expenses................   278,077   370,730
                                                       --------  --------
Earnings from equity investments.....................     6,606     4,222
Other income.........................................    10,828    15,409
                                                       --------  --------
Income before provision for taxes on income..........    25,100    21,420
Provision for taxes on income........................     8,028     6,427
                                                       --------  --------
Net Income...........................................  $ 17,072  $ 14,993
                                                       ========  ========


REVENUES
- --------

  Destec's revenue for the six months ended June 30, 1996 decreased $86.8 million, or 23%, as compared to the same period in 1995. This decrease resulted primarily from a $6.1 million decrease in power, steam and syngas revenue, an $83.9 million decrease in engineering and operations revenue and a $0.5 million decrease in energy resources revenue, partially offset by a $3.7 million increase in development revenue.

  The $6.1 million decrease in power, steam and syngas revenue resulted from a $3.3 million decrease in PMA revenue and a $35.7 million decrease in syngas revenue, partially offset by a $32.9 million increase in power revenue compared to the same period of 1995. PMA revenue decreased due to the expiration on April 30, 1995 of the remaining power contract supporting the PMA agreement with Dow. Syngas revenue decreased due to the decommissioning of the LGTI facility, partially offset by the commencement of commercial operations at the Wabash facility which both occurred in November

1995. Power revenue increased due to the commencement of commercial operations of the Los Mina facility in the second quarter of 1996 and higher revenues from CLI resulting from the addition of the sixth gas turbine at the CLI facility in June 1995 which provides approximately 120 MW of additional capacity and increased revenue due to higher fuel prices for both CLI and CPI. DPS revenue is higher in 1996 because DPS did not begin selling power until June 1995.

  The $83.9 million decrease in engineering and operations revenue resulted primarily from a $89.0 million decrease in engineering revenue, partially offset by a $5.1 million increase in operations revenue. Engineering revenue was lower for the first six months of 1996 due to revenue recognition on the construction costs related to the Elsta and Kingston projects in 1996, as compared to revenue recognition on the Wabash River, Michigan Power, Bear Mountain and Elsta projects in 1995. Operations revenue for the period ended June 30, 1996 includes revenue from operating and maintenance services provided for the Bear Mountain and Michigan Power projects which began commercial operations in April and October 1995, respectively, and revenue related to performance bonuses Destec earned from the High Sierra and Double "C" facilities in the first half of 1996.

  Energy resources revenue decreased $0.5 million due to lower production revenue as a result of the sale of gas properties in the third quarter of 1995, partially offset by increased revenue from the Southeast Piceance gas properties which were purchased in April 1996 (see Note 3 of the Notes to Consolidated Financial Statements).

  The $3.7 million increase in development revenue results from the recognition of fees from the Elsta and Kingston projects in 1996, as compared to the development fees earned on the Bear Mountain, Elsta and Michigan Power projects in 1995.

OPERATING COSTS AND EXPENSES
- ----------------------------

  Destec's total operating costs for the six month period ended June 30, 1996 decreased $92.7 million, or 25%, as compared to 1995. This decrease resulted from a $92.1 million decrease in engineering and operations costs, a $2.7 million decrease in energy resources costs and a $2.0 million decrease in development costs, partially offset by a $2.5 million increase in power, steam and syngas costs and a $1.6 million increase in selling, general and administrative costs.

  The $92.1 million decrease in engineering and operations costs is primarily due to lower construction costs for the Elsta and Kingston projects in 1996, as compared to construction costs related to the Wabash River, Michigan Power, Bear Mountain and Elsta projects for the same period of 1995. The decrease in engineering costs is partially offset by an increase in the deferred profit expense in the first quarter of 1996 related to the Elsta project. The deferred profit expense is a result of Destec's 50% ownership interest in the Elsta project. Operations costs decreased as a result of the new O&M contracts for the Kern Front, High Sierra and Double "C" projects.

  The $2.7 million decrease in energy resources costs results from lower production costs in 1996 due to the sale of the gas properties in the third quarter of 1995, partially offset by higher production costs associated with the Southeast Piceance gas properties which were purchased in April 1996 (see Note 3 of the Notes to Consolidated Financial Statements).

  Development costs decreased $2.0 million due to costs related to the Bear Mountain project incurred in the first quarter of 1995. No such expenses were recorded in 1996.

  The $2.5 million increase in power, steam and syngas costs is primarily a result of increased power costs due to the commencement of commercial operations of the Los Mina facility in the second quarter of 1996, higher fuel consumption, ad valorem and depreciation costs at the CLI facility related to the addition of the sixth gas turbine in June 1995 and higher fuel prices at the CLI and CPI facilities. These increases in power costs were partially offset by lower lease costs resulting from the refinancing of the CLI lease in August 1995. Syngas costs decreased as a result of lower operating costs at the LGTI facility due to the decommissioning of the plant in November 1995, partially offset by increased costs for the Wabash facility which began commercial operations in November 1995.

  The $1.6 million increase in selling, general and administrative costs resulted from additional marketing expenses for DPS and increased international development costs.

EQUITY INVESTMENTS, OTHER INCOME AND TAXES
- ------------------------------------------

  Earnings from equity investments increased $2.4 million in 1996, as compared to the same period of 1995. The increase in equity earnings is a result of lower interest expense on the projects' term loans due to lower interest rates and principal. Equity earnings also improved on the Oyster Creek project as a result of the conversion of its construction loan to a term loan in July 1995. In addition, equity earnings includes a full six months of earnings from the Bear Mountain project which began commercial operations in April 1995.

  Other income decreased $4.6 million due primarily to decreased interest income on a lower average cash balance at a lower average rate of return for the six months ended June 30, 1996 compared to the same period of 1995.

  The effective tax rate at June 30, 1996 was 32.0% as compared to 30.0% in the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  As of June 30, 1996, cash and cash equivalents totaled $22.8 million and working capital totaled $297.4 million. In the first six months of 1996, cash and cash equivalents increased $11.4 million and working capital decreased $106.1 million. The increase in cash and cash equivalents resulted from $58.3 million provided by Destec's operating activities, offset by $16.2 million used in Destec's investing activities and $30.7 million used in Destec's financing activities. See Destec's "Statements of Consolidated Cash Flows" for additional detail.

  In August 1995, CLI refinanced and amended the terms of its operating lease agreement which resulted in a reduction to operating costs for the facility.
The financing underlying the lease expires in August 2000. The lease is an operating lease with an initial non-cancelable term of five years ending in 2000 and an extended term of an additional thirteen years ending in 2013. The lease allows for termination after the initial term, subject to a penalty clause. CLI is required to remit to the lessor, in addition to basic rentals as defined, variable rentals associated with the leveraged portion of the lease. As of June 30, 1996, the future estimated minimum lease payments under the operating lease are approximately $218 million.

  Effective June 7, 1996, Destec refinanced its operating lease agreement for
the Wabash facility with a third-party owner.   This lease agreement expires in
June 2001. Under the lease, Destec assumed a $193.3 million lease obligation which resulted in future estimated minimum lease payments of approximately $231 million as of June 30, 1996. Destec has the option to purchase the facility at the end of the lease term or make a surrender payment to the lessor and surrender the facility. The refinancing of the lease reduced the magnitude of financial covenants on Destec. Destec's management believes that these lease obligations and covenants will not significantly affect Destec's ability to conduct its business.

  At June 30, 1996, Destec had irrevocable letters of credit from banks totaling $16.6 million pledged to support certain Destec obligations including $11.5 million for an equity contribution to the Michigan

Power project. The remainder is pledged to support various obligations related to the Bear Mountain, Indian Queens, Live Oak and Crockett projects. Management plans to fund Destec's remaining equity contribution to the Michigan Power project in the latter half of 1996. Additionally, Destec has committed to make a capital contribution to the Elsta project of up to $35.7 million.

  In 1993, Destec entered into a twenty-year firm transportation agreement with Florida Gas Transmission to maintain firm gas transportation capacity which began in March 1995. Destec is required to pay approximately $3.5 million per year over the life of the contract. During the first six months of 1996, Destec sold the excess capacity which it was unable to utilize. The current market rate for natural gas transportation capacity is less than Destec's contracted cost resulting in net costs of $1.6 million to Destec for the period ended June 30, 1996.

  Between August 1992 and November 1994, Destec's Board of Directors (the "Board") authorized the repurchase of up to $70.0 million of Destec's common stock. In May 1996, the Board authorized the repurchase of an additional 1,750,000 shares of Destec's common stock with a maximum cost of $25.0 million (see Note 4 of the Notes to Consolidated Financial Statements).

  Destec currently has $350 million available under a revolving credit agreement with Dow (the "Dow Credit Agreement"). Under the terms of this agreement which expires in December 1996, interest is paid quarterly on advances based on Dow's short-term borrowing rate plus .125%. At June 30, 1996, there were no outstanding borrowings under this line of credit. This credit agreement along with cash, cash equivalents and marketable securities is expected to be sufficient to fund Destec's working capital, additions to fixed assets, and investments in projects.

  Covenants are contained in various agreements relating to Dow's indebtedness. Destec's management believes that these restrictions will not significantly affect Destec's ability to conduct its business.

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

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits --

    11 Statement re: computation of per share earnings

(b) Reports on Form 8-K

    No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              DESTEC ENERGY, INC.



                              By: /s/ Craig E. Hess
                                  -------------------------------
                                  CRAIG E. HESS, VICE PRESIDENT AND CONTROLLER
                                  (CHIEF ACCOUNTING OFFICER AND DULY
                                  AUTHORIZED SIGNATORY)


August 12, 1996