Form 10-Q
period 1996-09-30
DESTEC ENERGY INC
filed 1996-11-13
CIK 866282

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     On September 30, 1996 there were 56,057,381 shares of the issuer's Common Stock, $.01 par value, outstanding.


================================================================================

                      DESTEC ENERGY, INC. AND SUBSIDIARIES





PART I  Financial Information                                          Page No.
                                                                       --------

     Item 1. Financial Statements

             Consolidated Balance Sheets.............................      2

             Statements of Consolidated Income -
                 For the three and nine months ended
                  September 30, 1996 and 1995........................      4

             Statements of Consolidated Cash Flows...................      5

             Notes to Consolidated Financial Statements..............      6

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........      9

PART II  Other Information


     Item 6.  Exhibits and Reports on Form 8-K......................      16

                         PART 1--FINANCIAL INFORMATION

Item 1. Financial Statements

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                               SEPTEMBER 30,                      DECEMBER 31,
                                                  1996                               1995
                                               ------------                       -----------
                                                (UNAUDITED)

ASSETS
 Current Assets:
 Cash and cash equivalents                     $    26,608                        $    7,044
 Cash equivalents-Dow                                4,888                             4,422
                                               -----------                        ----------
  Total cash and cash equivalents                   31,496                            11,466
                                               -----------                        ----------
 Marketable Securities                              83,376                           328,799

 Accounts Receivable:
   Trade                                            67,851                            64,029
   Dow                                               3,783                             1,144
   Affiliates                                       25,425                            23,832
   Other                                             1,039                             4,085
 Notes receivable-affiliates                         2,138                             2,983
 Income taxes receivable                             5,331                             1,934
 Deferred taxes-net                                  5,358                             5,680
 Costs and estimated earnings in excess of
  billings on uncompleted contracts-affiliates      45,915                            37,063
 Recoverable project costs                              27                            58,398
 Prepaid expenses and other assets                  24,301                            14,076
                                               -----------                        ----------
  Total current assets                             296,040                           553,489
                                               -----------                        ----------
 Property-at cost                                  489,664                           365,020
  Accumulated depreciation, depletion
   and amortization                               (163,731)                         (154,831)
                                               -----------                        ----------
   Property, net                                   325,933                           210,189
                                               -----------                        ----------
Lease receivable from Dow                           44,159                            44,159
Equity investments                                 305,516                           139,784
                                               -----------                        ----------
Goodwill (Net of accumulated amortization
  of $16,880 and $15,027 at
  September 30, 1996 and December 31, 1995,
  respectively                                      81,928                            83,781
Other assets                                        37,245                            16,410
Other assets-affiliates                              5,018                               ---
                                               -----------                        -----------
Total                                          $ 1,095,839                        $ 1,047,812
                                               ===========                        ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                        September 30,    December 31,
                                                            1996             1995
                                                        -------------    ------------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
   Accounts payable:

     Trade                                               $    64,187     $    45,169
     Dow                                                       8,530          13,249
   Accrued liabilities                                        48,594          49,951
   Billings in excess of costs and estimated
     earnings on uncompleted contracts-affiliates              5,668          41,309

   Income taxes payable                                          ---             249
                                                         -----------      ----------
        Total current liabilities                            126,979         149,927
                                                         -----------      ----------
   Long-term liabilities                                      47,595          46,172
   Project financing debt                                     44,134             ---
   Deferred taxes-net                                         46,805          34,720
   Deferred income                                            53,190          47,676
   Commitments and contingencies
   Stockholders' equity:
     Preferred stock, $1.00 par value; 50,000,000
       shares authorized, none issued
     Common stock, $.01 par value; 150,000,000 shares
       authorized, 62,250,000 issued                             623             623
     Additional paid-in capital                              394,296         394,296
     Retained earnings                                       462,906         427,757
     Unearned compensation-related to
       outstanding deferred stock                               (610)            ---
     Unrealized gains (losses) on investments                   (211)            651
     Unrealized gains on foreign currency, net                   831             ---
     Less 6,192,619 and 4,159,464 shares of
       treasury stock at cost at
       September 30, 1996 and
       December 31, 1995, respectively                       (80,699)        (54,010)
                                                         -----------      ----------
          Total stockholders' equity                         777,136         769,317
                                                         -----------     -----------
     Total                                               $ 1,095,839     $ 1,047,812
                                                         ===========     ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (In Thousands of Dollars, except per share amounts)
                                  (Unaudited)


                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                        September 30,                        September 30,
                                                               ------------------------------        -----------------------------
                                                                  1996                1995              1996               1995
                                                               ----------          ----------        ----------         ----------
Revenues:
   Power, steam, syngas and energy resources
      -affiliates                                              $      ---          $    1,529        $      ---         $   10,055
      -guaranteed payments                                            ---              11,177               ---             56,482
      -nonaffiliates                                               71,005              27,036           168,634             77,426
                                                               ----------          ----------        ----------         ----------
         Total power, steam, syngas and energy resources           71,005              39,742           168,634            143,963
   Development, engineering and operations-affiliates              76,333              60,803           264,447            329,101
                                                               ----------          ----------        ----------         ----------
Total Revenues                                                    147,338             100,545           433,081            473,064
                                                               ----------          ----------        ----------         ----------
Operating Costs:
   Power, steam, syngas and energy resources
      -affiliates                                                     204              14,665             1,401             53,633
      -nonaffiliates                                               63,151              23,516           156,498             79,251
                                                               ----------          ----------        ----------         ----------
         Total power, steam, syngas and energy resources           63,355              38,181           157,899            132,884
   Development, engineering and operations-affiliates              64,111              60,792           230,724            321,515
                                                               ----------          ----------        ----------         ----------
Total Operating Costs                                             127,466              98,973           388,623            454,399
                                                               ----------          ----------        ----------         ----------
Amortization of intangibles                                           618                 618             1,853              1,854
                                                               ----------          ----------        ----------         ----------
Selling, General and Administrative Expenses:
   Dow                                                                 67                 224               373                662
   Direct                                                           7,718               6,780            23,097             20,410
                                                               ----------          ----------        ----------         ----------
      Total selling, general and administrative                     7,785               7,004            23,470             21,072
                                                               ----------          ----------        ----------         ----------
      Total operating costs and expenses                          135,869             106,595           413,946            477,325
                                                               ----------          ----------        ----------         ----------
Operating Income (Loss)                                            11,469              (6,050)           19,135             (4,261)
                                                               ----------          ----------        ----------         ----------
Earnings from equity investments                                    6,913               5,061            13,519              9,283
                                                               ----------          ----------        ----------         ----------
Other Income:
      Interest Income-Dow                                           1,304               1,607             3,750              9,542
      Interest Income-other                                         2,310               5,877            10,429             12,679
      Gain on sale of oil and gas properties                          ---              11,890               ---             11,890
      Sundry income-net                                               126                  17               389                689
                                                               ----------          ----------        ----------         ----------
 Total Other Income                                                 3,740              19,391            14,568             34,800
                                                               ----------          ----------        ----------         ----------
Income before provision for taxes                                  22,122              18,402            47,222             39,822
Provision for taxes                                                 3,859               3,718            11,887             10,145
                                                               ----------          ----------        ----------         ----------
Net Income                                                     $   18,263          $   14,684        $   35,335         $   29,677
                                                               ==========          ==========        ==========         ==========
Per Share Amounts:
Net Income Per Share                                           $     0.33          $     0.25        $     0.62         $     0.51
                                                               ==========          ==========        ==========         ==========
Weighted average shares outstanding                            56,016,715          58,749,878        57,016,250         58,761,815
                                                               ==========          ==========        ==========         ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                           September 30,
                                                                                  -------------------------------
                                                                                       1996               1995
                                                                                    ----------         ----------
Cash Flows From Operating Activities:
Net Income ......................................................................$     35,335       $     29,677
Adjustments to reconcile net income to net cash provided by operating activities
   Earnings from equity investments .............................................     (13,519)            (9,283)
   Gain on sale of oil and gas properties .......................................         ---            (11,890)
   Deferred income, net ..........................................................      5,514              3,432
   Depreciation, depletion and amortization .....................................      10,753             21,587
   Compensation recognized under Variable Pay Plan ..............................         449                ---
   Increase in deferred income taxes, net .......................................      12,407                272
   Changes in assets and liabilities that provided (used) cash: .................
      Accounts receivable-trade .................................................      (3,822)           (33,142)
      Accounts receivable-Dow ...................................................      (2,639)            12,035
      Accounts receivable-affiliates ............................................      (1,593)             7,713
      Accounts receivable-other .................................................       3,046             (3,279)
      Notes receivable-affiliates ...............................................       1,676                 78
      Income taxes-receivable ...................................................      (3,397)               ---
      Costs and estimated earnings in excess of billings on uncompleted
         contracts-affiliates ...................................................      (8,852)              (228)
      Recoverable project costs .................................................      58,371                940
      Prepaid expenses and other assets .........................................     (10,225)               325
      Accounts payable-trade ....................................................      19,018             (3,365)
      Accounts payable-Dow ......................................................      (4,719)            (4,871)
      Accrued liabilities .......................................................      (1,357)           (13,469)
      Billings in excess of costs and estimated earnings on uncompleted
         contracts-affiliates ...................................................     (35,641)            35,398
      Income taxes payable ......................................................        (249)            (9,059)
      Long-term liabilities .....................................................       2,848              9,791
                                                                                    ----------         ----------
Net Cash Provided by Operating Activities                                              63,404             32,662
                                                                                    ----------         ----------
Cash Flows From Investing Activities:
   Investments in marketable securities .........................................    (995,818)        (1,507,927)
   Proceeds from sale of marketable securities ..................................   1,240,378          1,167,578
   Proceeds from sale of oil and gas properties .................................         ---             34,052
   Purchases of property, net ...................................................    (124,644)           (12,039)
   Long-term notes receivable-affiliates ........................................         ---                483
   Equity investments-contributions .............................................    (170,120)           (29,447)
   Equity investments-distributions .............................................      17,907             10,516
   Investment in project ........................................................      (8,600)               ---
   Other assets .................................................................     (17,253)              (623)
                                                                                    ----------         ----------
Net Cash Used in Investing Activities ...........................................     (58,150)          (337,407)
                                                                                    ----------         ----------
Cash Flows from Financing Activities:
   Proceeds from borrowings-Dow .................................................         ---                ---
   Repayment of borrowings-Dow ..................................................         ---                ---
   Proceeds from project financing debt .........................................      44,134
   Proceeds from issuance of treasury stock .....................................       1,358              4,457
   Treasury stock purchases .....................................................     (30,716)            (3,593)
                                                                                    ----------         ----------
Net Cash Provided by (Used in) Financing Activities .............................      14,776             (2,136)
                                                                                    ----------         ----------
Net Increase (Decrease) in Cash and Cash Equivalents ............................      20,030           (306,881)
Cash and Cash Equivalents at Beginning of Period ................................      11,466            354,137
                                                                                    ----------         ----------
Cash and Cash Equivalents at End of Period ......................................$     31,496       $     47,256
                                                                                    ==========         ==========
Supplemental Disclosures of Cash Flow Information:
Schedule of Noncash Investing and Financing Activities:
   Loss on sale of treasury stock ...............................................$        168                ---
   Unrealized loss on marketable securities .....................................$        862                ---
   Proceeds from treasury stock for variable pay plan ...........................$      2,483                ---
   Unearned compensation ........................................................$        610                ---
Cash paid for:
   Interest .....................................................................$        ---       $        165
   Income taxes .................................................................$      1,180       $     19,366

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

2.  FOREIGN CURRENCY GAINS/LOSSES

  Assets and liabilities of certain non-U. S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a currency component in stockholders' equity in Unrealized gains on Foreign Currency, net. Long-term intercompany foreign currency transactions are remeasured and reported in the same manner as translation adjustments. The foreign currency gain/loss on the remeasurement of short-term foreign currency transactions of certain U.S. subsidiaries are included in net income.

3.  SALE OF BLUE MOUNTAIN PROJECT

  In July 1996, Destec agreed to sell its ownership interest in the 150 MW Blue Mountain Power Project to AES Corporation. The sale of this project, which was included in development revenue, had a positive after tax effect of approximately $8,200 (considering an effective tax rate of 25.2%) or $0.14 per share in the third quarter of 1996.

4. FINANCING OF INDIAN QUEENS PROJECT

  In August 1996, Destec arranged nonrecourse financing for the 140 MW Indian Queens power plant in Cornwall, England. The project financing of approximately $53,000 was arranged and underwritten by BZW, a division of Barclays Bank plc. As a result of this financing, Destec recorded the first application for payment under the construction loan of approximately $44,000 in Project financing debt. Under the terms of the credit agreement, interest is based on LIBOR plus a variable margin. The conversion of the loan from construction to term is expected to occur in late 1996 or early 1997. The term of the loan after conversion is seventeen years.

5.   HAZELWOOD PROJECT

  In August 1996, an indirect wholly owned subsidiary of Destec, as part of an international consortium, made a winning bid of $1,900,000 for the 1,600 MW Hazelwood Power Station and the adjacent Hazelwood Mine in Victoria, Australia. Based on its 20% interest in the consortium, Destec originally made an equity
contribution of $176,104 in September 1996.    A wholly owned subsidiary of
Destec entered into a separate agreement with National Power PLC, another member of the international consortium, in September 1996, which entitles Destec to receive approximately $4,000 for each of the years ended December 31, 1997, 1998 and 1999. The total amount of $12,000 is recorded as a receivable as of September 30, 1996 and reduces Destec's equity contribution to $164,104. The remainder of Destec's investment is included in the project financing at the partnership level as discussed below.

  In September 1996, the consortium obtained financing for the Hazelwood acquisition of approximately $1,050,000, which was arranged and underwritten by Morwell Financial Services Pty Ltd, Union Bank of Switzerland Australia Limited, Citibank Limited, Societe Generale Australia Limited and the Commonwealth Bank of Australia. The project financing was borrowed on a nonrecourse basis at the partnership level.

  Unaudited pro forma net income and net income per share of Destec for the nine months ended September 30, 1996 and 1995, as if the acquisition had occurred at the beginning of the nine month periods, after giving effect to certain pro forma adjustments related to the acquisition were approximately $29,000 and $0.51 for 1996 and $24,000 and $0.40 for 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1996 or 1995.

  The following is a summary of aggregated financial information as of September 30, 1996 for all investments owned by Destec which are accounted for under the equity method. The Hazelwood project's net income data is for the period between the acquisition on September 13, 1996 and the end of the quarter on September 30, 1996. The balance sheet for the Hazelwood project has been adjusted for the purchase price.


                                                       September 30,
                                                           1996
                                                 -----------------------
   Balance Sheets
       Current assets                            $               196,854
       Construction in progress                                  115,132
       Property and equipment, net                             3,676,064
       Other assets                                               74,052
                                                 -----------------------
       Total assets                              $             4,062,102
                                                 =======================

       Current liabilities                       $               160,682
       Construction related                                        6,268
       obligations
       Long-term debt and other liabilities                    3,184,711
       Equity                                                    710,441
                                                 -----------------------
       Total liabilities and equity              $             4,062,102
                                                 =======================

   Destec's share of equity                      $               305,516
                                                 =======================

                                                       For the nine
                                                       months ended
                                                       September 30,
                                                           1996
                                                 -----------------------
   Statements of Operations
       Sales                                     $               395,297
       Operating income                                          119,977
       Net Income                                                 33,198
       Destec's share of earnings from
        equity investments                       $                13,519

6. TREASURY STOCK

  During each of the years, 1993 and 1992, the Destec Board of Directors (the "Board") authorized the repurchase of up to $20,000 of Destec's common stock over the succeeding three year periods. In 1994, the Board authorized the repurchase of an additional 2,300,000 shares of its common stock over the next three years with a maximum cost of $30,000. In May 1996, the Board authorized the repurchase of an additional 1,750,000 shares of its common stock over the
next three years with a maximum cost of $25,000.   As of September 30, 1996,
Destec had repurchased 6,816,549 shares and reissued 623,930 shares of common stock repurchased under these programs.

7.   RESTRUCTURING CHARGES

  In 1994, Destec's management announced a corporate restructuring in order to refocus business development efforts from domestic to international markets and to de-emphasize vertical integration. In order to implement this shift in focus, management developed a restructuring plan to reduce and realign the work force and reduce overhead. During 1994, Destec recorded a $10,000 restructuring charge as a component of operating costs. As of September 30, 1996, Destec's remaining accrual relating to this charge was $1,855 for vacated lease space net of revenues from subleases.


8.  EVENTS SUBSEQUENT TO SEPTEMBER 30, 1996

  On October 1, 1996, Destec announced that its Board of Directors had unanimously determined to retain the investment banking firm of Morgan Stanley & Co. Incorporated to assist Destec in exploring strategic alternatives to maximize shareholder value, including a possible sale of Destec. However, no decision has been made at this time to pursue any particular transaction.

9.  RECLASSIFICATIONS

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


OVERVIEW
--------

  Destec is an independent producer and marketer of electricity, thermal energy and syngas. Destec has nineteen operating power projects and one operating syngas project in the U.S.; in addition, Destec has four international power projects which are operating or expected to commence operations during 1996 (Los Mina, Hazelwood, Indian Queens and Kingston). During 1996, Destec received revenues from the sale of electricity, thermal energy and syngas from Destec's owned or leased projects. These revenues and revenues earned in 1995 from the sale of syngas to The Dow Chemical Company ("Dow") and from the sale of power from Dow's Freeport facility under the Power Marketing Agreement ("PMA") are classified as "Power, steam and syngas" in the "Summary of Statements of Consolidated Income" presented below. Destec also received revenues from its oil and gas properties and lignite properties (classified as "Energy resources"), from fees earned in connection with its activities as an engineer and operator of various cogeneration projects (classified as "Engineering and operations") and from fees earned as a developer of power generation projects (classified as "Development"). The related costs for each of these activities appears in the corresponding section of the summary as "Operating Costs and Expenses." Gross margin for these activities represents revenues less the related operating costs.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

DOMESTIC POWER

  Destec has an interest in nineteen operating power projects in the United States. Eleven of the nineteen operating projects are located in California, three are located in Texas and the remainder are located in Virginia, Nevada, Georgia, Florida and Michigan. In addition, Destec Power Services ("DPS"), a power marketing subsidiary of Destec, began selling excess power from Destec's facilities as well as from other power sources in June 1995.

  In May 1996, DPS agreed to supply peaking power to Texas-New Mexico Power ("TNP"). The original agreement between DPS and TNP was for a maximum of 55 MW of peaking power with an option to increase the amount. TNP, in various periods, has exercised its option to increase this amount to as high as 132 MW. The term of the contract expired on October 31, 1996. Destec is currently negotiating a new contract with TNP. In addition to the TNP contract, DPS continues to make spot sales for the excess capacity from the CoGen Lyondell ("CLI") facility to various customers. Management believes that DPS's access to a wide range of power supply sources, including facilities owned by Destec, allows DPS to take advantage of opportunities made available as Texas continues to deregulate its electric power industry. Management also expects a positive impact from DPS sales in California as a result of increased power marketing activities.

  In February 1996, CLI and Lyondell Petrochemical Company ("LYO") formed Channelview CoGen General Partnership (the "Partnership") with CLI as an 88% partner and LYO as a 12% partner. Houston Lighting and Power Company ("HL&P") challenged the partnership on the basis that the structure is actually a retail sale of electricity from CLI to LYO. A decision in HL&P's favor was rendered in

Austin District Court in September 1996. Destec is pursuing an appeal of this judgement. As a result, deliveries of power to LYO via the private transmission line are postponed indefinitely.

  In July 1996, Destec completed the sale of its ownership interest in the 150 MW Blue Mountain Power project to AES Corporation (see Note 3 of the Notes to Consolidated Financial Statements).

INTERNATIONAL POWER

  Currently, Destec has one project in construction, Elsta (Terneuzen, The Netherlands), and one project in active development, Chiahui (Taipei, Taiwan). In addition, management is currently evaluating the acquisition or development of several international project opportunities in areas including Asia, the Far East, Europe, Africa, Australia, the Middle East and Latin America.

  The Los Mina project, located in Santo Domingo, Dominican Republic, commenced commercial operations in the second quarter of 1996. The Indian Queens project, located in Cornwall, England began operating in September 1996, and the Kingston project, located in Ontario, Canada achieved first fire in October 1996 with commercial operations expected to commence in the fourth quarter of 1996. The Elsta project is currently under construction and is expected to begin operations in 1997, and construction of the Chiahui project is scheduled to begin in 1997 with commercial operations estimated to begin in 2000.

  In August 1996, an international consortium which includes an indirect wholly owned subsidiary of Destec, made a winning bid of $1.9 billion for the 1,600 MW Hazelwood Power Station and the adjacent Hazelwood Mine in Victoria, Australia. In addition to the Destec subsidiary, which holds a 20% interest, the consortium is composed of affiliates of the following entities: National Power PLC, PacifiCorp and the Commonwealth Bank of Australia. Based on its subsidiary's 20% interest in the consortium, Destec's share of the bid price is approximately $380 million. In September 1996, Destec made a net equity contribution of approximately $164 million. The remainder of Destec's share of the bid price is included on a nonrecourse basis in the financing at the partnership level (see
Note 5 of the Notes to Consolidated Financial Statements). The consortium is planning a major capital expenditure program which may be funded from future capital contributions to maximize operating efficiencies and upgrade environmental performance in order to refurbish two of the eight operating units. The consortium will also seek further investment opportunities in the Australian power industry as they become available.

SYNGAS

  The Wabash River Coal Gasification facility ("Wabash facility") began commercial operations in November 1995. Under the terms of the Gasification Services Agreement with PSI Energy, Inc., Wabash is subject to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7.0 million per year and is calculated based on the annual average syngas production. Destec's accrual for the potential operating penalty at September 30, 1996 was $2.1 million. In order to improve the reliability and profitability of the Wabash facility, Destec is currently making significant equipment and process improvements at an estimated cost of $14.3 million.

RESULTS OF OPERATION

  The following table sets forth a summary of statements of consolidated income for Destec for the three and nine month periods ended September 30, 1996 and 1995, respectively. This information has been derived from Destec's unaudited Consolidated Financial Statements.



                            SUMMARY OF STATEMENTS OF CONSOLIDATED INCOME
                                   (IN THOUSANDS OF DOLLARS)


                                            For the Three Months      For the Nine Months
                                                   Ended                     Ended
                                               September 30,             September 30,
                                        ---------------------------  ----------------------
                                               1996         1995         1996        1995
                                        --------------  -----------  -----------  ---------
Revenues:
 Power, steam and syngas                     $ 66,791     $ 37,035     $155,873    $132,178
 Engineering and operations                    65,275       60,798      241,652     321,039
 Energy resources                               4,214        2,707       12,761      11,785
 Development                                   11,058            5       22,795       8,062
                                        --------------  -----------  -----------  ---------
 Total Revenues                               147,338      100,545      433,081     473,064
                                        --------------  -----------  -----------  ---------

Operating Costs and Expenses:
 Power, steam and syngas                       60,244       36,274      149,548     123,047
 Engineering and operations                    61,573       57,706      220,749     308,986
 Energy resources                               3,111        1,907        8,351       9,837
 Development                                    2,538        3,086        9,975      12,529
 Amortization of intangibles                      618          618        1,854       1,854
 Selling, general & administrative              7,785        7,004       23,469      21,072
  expenses
                                        --------------  -----------  -----------  ---------
 Total Operating Costs                        135,869      106,595      413,946     477,325
                                        --------------  -----------  -----------  ---------
Earnings from equity investments                6,913        5,061       13,519       9,283
Gain on sale of oil and gas property              ---       11,890          ---      11,890
Other income                                    3,740        7,501       14,568      22,910
                                        --------------  -----------  -----------  ---------
Income before provision for taxes on           22,122       18,402       47,222      39,822
 income
Provision for taxes on income                   3,859        3,718       11,887      10,145
                                        --------------  -----------  -----------  ---------
Net Income                                   $ 18,263     $ 14,684     $ 35,335    $ 29,677
                                        ==============  ===========  ===========  =========


-----------------------

    For the three months ended September 30, 1996, Destec recorded net income of $18.3 million. The operating income for the quarter was $11.5 million which resulted primarily from the positive gross margins contributed by power, steam and syngas, engineering and operations, energy resources and development. These positive results were partially offset by charges for amortization of intangibles and selling, general and administrative expenses.

  The major factors supporting the operating income during the three month period ended September 30, 1996 were development revenue from the sale of the Blue Mountain project, commencement of operations at the Los Mina power project in the second quarter of 1996, continued construction of the

Elsta and Kingston projects, lower costs due to the new Operating and Maintenance ("O&M") contracts for certain California projects and the continued earnings from Destec's equity investments. See the discussion below for a detailed analysis of revenue and expense for the three and nine month periods ending September 30, 1996 and 1995.

REVENUES
--------

  Destec's third quarter revenue increased $46.8 million, or 47%, for 1996 as compared to 1995. This increase resulted primarily from a $29.8 million increase in power, steam and syngas, an $11.1 million increase in development revenue, a $4.5 million increase in engineering and operations revenue and a $1.5 million increase in energy resources revenue.

  The $29.8 million increase in power, steam and syngas revenue resulted from a $30.3 million increase in power revenue from the Los Mina, CLI and CoGen Power ("CPI") projects and a $5.6 million increase in revenue from DPS, partially offset by a $6.1 million decrease in syngas revenue. Power revenue from the Los Mina project increased due to the commencement of commercial operations in the second quarter of 1996. Power revenue from the CLI and CPI facilities increased compared to the third quarter of 1995 as a result of adjustments for higher fuel prices. DPS revenue is higher in the third quarter of 1996 due primarily to sales under contracts with the Port of Oakland and TNP which began in January and May 1996, respectively. These increases were partially offset by a net decrease in syngas revenue due to the decommissioning of the LGTI facility and the start-up of commercial operations of the Wabash facility, both of which occurred in November 1995.

  The $11.1 million increase in development revenue resulted from the sale of the Blue Mountain project in July 1996 (see Note 3 of the Notes to Consolidated Financial Statements).

  The $4.5 million increase in engineering and operations revenue resulted from higher engineering revenue in the third quarter of 1996 due to revenue recognition on the construction costs related to the Elsta and Kingston projects in 1996, as compared to revenue recognition on the Wabash, Michigan Power and Elsta projects in 1995. Operations revenue also increased in the third quarter of 1996 as a result of O&M revenue earned from the Michigan Power project which began commercial operations in October 1995 and fees earned prior to start-up on the Kingston and Elsta projects. The Kingston and Elsta projects are expected to commence commercial operations in the fourth quarter of 1996 and mid 1997, respectively.

  Energy resources revenue increased $1.5 million due to higher production revenue as a result of the Southeast Piceance gas properties which were purchased in April 1996.

  Destec's revenue for the first nine months of 1996 decreased $40.0 million, or 8%, compared to 1995. The primary reasons for this decrease were the decommissioning of the LGTI facility in November of 1995 and lower engineering revenue on the construction costs for the Elsta and Kingston projects in 1996 compared to revenue recognition on the Wabash, Michigan Power, Bear Mountain and Elsta projects in 1995. These decreases were partially offset by development revenue recognized on the sale of the Blue Mountain project as well as from the financing of the Elsta project, the commencement of operations at the Wabash and Los Mina facilities, increased production at the CLI facility as a result of the addition of the sixth gas turbine in June 1995 and higher sales through DPS to TNP and various other customers.

OPERATING COSTS AND EXPENSES
----------------------------

  Destec's third quarter total operating costs and expenses increased $29.3 million, or 27%, for 1996 as compared to 1995. This increase resulted from a $24.0 million increase in power, steam and syngas costs, a $3.8 million increase in engineering and operations costs, a $1.2 million increase in energy resources costs and a $0.8 million increase in selling, general and administrative costs, partially offset by a $0.5 million decrease in development costs.

  The $24.0 million increase in power, steam and syngas costs was primarily a result of increased power costs due to the commencement of commercial operations of the Los Mina facility in the second quarter of 1996, higher fuel costs due to increased gas prices at the CLI and CPI facilities and increased DPS costs related to the Port of Oakland and TNP contracts. Syngas costs decreased in total as a result of the decommissioning of the LGTI facility, partially offset by the commencement of operations at the Wabash facility, both of which occurred in November 1995.

  The $3.8 million increase in engineering and operations costs was primarily due to higher construction costs for the Elsta and Kingston projects in the third quarter of 1996, as compared to construction costs related to the Wabash, Michigan Power and Elsta projects for the same period of 1995. Operations costs increased as a result of costs associated with the Elsta and Kingston projects prior to start-up in October 1996 and 1997, respectively.

  The $1.2 million increase in energy resources costs resulted from higher production costs in the third quarter of 1996 due to the Southeast Piceance gas properties which were purchased in April 1996.

  The $0.8 million increase in selling, general and administrative costs resulted from additional marketing expenses for DPS and increased international development costs and inflationary factors.

  Destec's operating costs and expenses for the first nine months of 1996 decreased $63.4 million, or 13%, compared to 1995. The primary reasons for this decrease were the decommissioning of the LGTI facility in November 1995 and lower engineering costs related to the construction of the Elsta and Kingston projects in 1996 compared to construction costs for the Wabash, Michigan Power, Bear Mountain and Elsta projects in 1995. These decreases were partially offset by increased costs due to the commencement of operations at the Wabash and Los Mina facilities, higher costs related to the start-up of the Kingston project, increased production costs at the CLI facility as a result of the addition of the sixth gas turbine in June 1995 and higher DPS costs related to the Port of Oakland and TNP contracts.

EQUITY INVESTMENTS, OTHER INCOME AND TAXES
------------------------------------------

  Earnings from equity investments increased $1.9 million for the three months ended September 30, 1996, as compared to the same period of 1995. The increase in equity earnings was primarily a result of lower interest expense on the projects' term loans due to lower interest rates and principal and contract capacity payment escalators. Equity earnings also included earnings from Michigan Power which began commercial operations in October 1995.

  Other income decreased $3.8 million due primarily to decreased interest income on a lower average cash balance for the three months ended September 30, 1996 compared to the same period of 1995.

  The effective tax rate for the three months ended September 30, 1996 was 17.4% as compared to 20.2% in the same period of 1995. The tax rate for the third quarter of 1996 reflects the benefit from non-conventional fuels credit generated this quarter, nontaxable income generated from the Los Mina facility and the release of excess tax reserves. Effective June 6, 1996, Destec's results from operations will be included in the consolidated U.S. federal income tax return of Dow. Pursuant to a new tax sharing agreement between Dow and Destec, federal and state income tax expense is computed on a stand-alone basis. Any resulting current tax liability or refund is settled with Dow. The agreement permits Destec to reduce its federal stand-alone tax liability by certain non-conventional fuels tax credits which have been utilized in Dow's consolidated return, even where such credits would not otherwise be currently usable by Destec.

    Earnings from equity investments increased $4.2 million for the nine months ended September 30, 1996, as compared to the same period of 1995. The increase in equity earnings was a result of lower interest expense on the projects' term loans due to lower interest rates and principal and lower interest expense at the Oyster Creek facility as a result of the conversion of its construction loan to a term loan in July 1995. Equity earnings also included earnings for a full nine months for 1996 from the Bear Mountain and Michigan Power projects which began operating in April and October 1995, respectively. Other income decreased $8.3 million due primarily to decreased interest income on a lower average cash balance at a lower average rate of return for the nine months ended September 30, 1996 compared to the same period of 1995. The effective tax rate for the nine months ended September 30, 1996 was 25.2% as compared to 25.5% in the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  As of September 30, 1996, cash and cash equivalents totaled $31.5 million and working capital totaled $169.1 million. In the first nine months of 1996, cash and cash equivalents increased $20.0 million. Working capital decreased $234.5 million primarily as a result of Destec's investment in the Hazelwood project (see Note 5 of the Notes to Consolidated Financial Statements). The increase in cash and cash equivalents resulted from $63.4 million provided by Destec's operating activities and $14.8 million provided by Destec's financing activities, offset by $58.2 million used in Destec's investing activities. See Destec's "Statements of Consolidated Cash Flows" for additional detail.

  In September 1996, a wholly owned subsidiary of Destec entered into an agreement with National Power PLC which entitles Destec to receive approximately $4.0 million for each of the years ended December 31, 1997, 1998 and 1999. The total amount of $12.0 million is recorded as a receivable and as a reduction to Destec's equity contribution in the Hazelwood project as of September 30, 1996 (see Note 5 of the Notes to Consolidated Financial Statements).

  In August 1996, Destec arranged nonrecourse financing for the 140 MW Indian Queens power plant in Cornwall, England. The project financing of approximately $53.0 million was arranged and underwritten by BZW, a division of Barclays Bank plc. As a result of this financing, Destec recorded the first application for payment under the construction loan of approximately $44.0 million in Project financing debt. Under the terms of the credit agreement, interest is based on LIBOR plus a variable margin. The conversion of the loan from construction to term is expected to occur in late 1996. The term of the loan after conversion is seventeen years.

  In August 1995, CLI refinanced and amended the terms of its operating lease agreement which resulted in a reduction to operating costs for the facility.
The financing underlying the lease expires in August 2000. The lease is an operating lease with an initial non-cancelable term of five years ending in 2000 and an extended term of an additional thirteen years ending in 2013. The lease allows for termination after the initial term, subject to a penalty clause. CLI is required to remit to the lessor, in addition to basic rentals as defined, variable rentals associated with the leveraged portion of the lease. As of September 30, 1996, the future estimated minimum lease payments under the operating lease are approximately $215 million.

  Effective June 7, 1996, Destec refinanced its operating lease agreement for
the Wabash facility with a third-party owner.   This lease agreement expires in
June 2001. Under the lease, Destec assumed a $193.3 million lease obligation which resulted in future estimated minimum lease payments of approximately $228 million as of September 30, 1996. Destec has the option to purchase the facility at the end of the lease term or make a surrender payment to the lessor and surrender the facility. The refinancing of the lease reduced the magnitude of financial covenants on Destec. Destec's management believes that these lease obligations and covenants will not significantly affect Destec's ability to conduct its business.

  At September 30, 1996, Destec had irrevocable letters of credit from banks totaling $44.9 million pledged to support certain Destec obligations including $11.5 million and $21.9 million for equity contributions to the Michigan Power and Indian Queens projects, respectively. The remainder is pledged to support obligations related to various other projects. Management plans to fund Destec's remaining equity contributions to the Michigan Power and Indian Queens projects in the fourth quarter of 1996. Additionally, Destec has committed to make a capital contribution to the Elsta project of up to $44.4 million in 1997.
Destec may also make additional capital contributions to the Hazelwood project in order to maximize operating efficiencies and upgrade environmental performance at the Hazelwood facility.

  In 1993, Destec entered into a twenty-year firm transportation agreement with Florida Gas Transmission to maintain firm gas transportation capacity which began in March 1995. Destec is required to pay approximately $3.5 million per year over the life of the contract. During the first nine months of 1996, Destec sold the excess capacity which it was unable to utilize. The current market rate for natural gas transportation capacity is less than Destec's contracted cost resulting in net costs of $2.2 million to Destec for the nine month period ended September 30, 1996.

  Between August 1992 and November 1994, Destec's Board of Directors (the "Board") authorized the repurchase of up to $70.0 million of Destec's common stock. In May 1996, the Board authorized the repurchase of an additional 1,750,000 shares of Destec's common stock with a maximum cost of $25.0 million (see Note 6 of the Notes to Consolidated Financial Statements).

  Destec currently has $350 million available under a revolving credit agreement with Dow (the "Dow Credit Agreement"). Under the terms of this agreement which expires in December 1996, interest is paid quarterly on advances based on Dow's short-term borrowing rate plus .125%. At September 30, 1996, there were no outstanding borrowings under this line of credit. This credit agreement along with cash, cash equivalents and marketable securities is expected to be sufficient to fund Destec's working capital, additions to fixed assets and investments in projects.

  Covenants are contained in various agreements relating to Dow's indebtedness. Destec's management believes that these restrictions will not significantly affect Destec's ability to conduct its business.

  As a result of operational defects in the administration of the Destec Energy, Inc. Retirement and Savings Plan since 1991, Destec filed a request for a compliance statement from the Internal Revenue Service ("IRS") under the Voluntary Compliance Resolution ("VCR") program. If the VCR application is approved by the IRS, Destec will make a contribution to the Plan of approximately $3.9 million (before tax effect) plus interest from January 1, 1996 to the date of contribution.

                         PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits --
      3      Bylaws at Destec Energy, Inc., as amended December 1, 1995.

     11      Statement re: computation of per share earnings

(b)  Reports on Form 8-K

   A Current Report on Form 8-K dated September 13, 1996 was filed with the Securities and Exchange Commission which included Destec's press release describing the acquisition of the Hazelwood Power Station, and the adjacent Hazelwood Mine located in Victoria, Australia.

   A Current Report on Form 8-K dated October 1, 1996 was filed with the Securities and Exchange Commission which included Destec's press release regarding the engagement of Morgan Stanley & Co. Incorporated to assist Destec in exploring strategic alternatives to maximize shareholder value, including a possible sale of Destec.

   A Current Report on Form 8-K dated October 23, 1996 was filed with the Securities and Exchange Commission which included Destec's press release reporting net income for the third quarter of 1996.

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


November 13, 1996