Form 10-K405
period 1996-12-31
DESTEC ENERGY INC
filed 1997-03-27
CIK 866282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

    (MARK ONE)

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10592

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
             Common Stock, $0.01 par value                           The New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1997 was approximately $227,100,969. As of March 19, 1997, there were 56,127,024 shares of common stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DESTEC ENERGY, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----

                                                         PART I

Items 1, 2 and 3. Business, Properties and Legal Proceedings................................................           1

Item 4.      Submission of Matters to a Vote of Security Holders............................................          15

                                                         PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters.......................          16

Item 6.      Selected Financial Data........................................................................          17

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........          17

Item 8.      Financial Statements and Supplementary Data....................................................          27

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          61

                                                        PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................          61

Item 11.     Executive Compensation.........................................................................          63

Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................          67

Item 13.     Certain Relationships and Related Transactions.................................................          68

                                                         PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          70

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K for the fiscal year ended December 31, 1996 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those, discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEMS 1, 2, AND 3.  BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS

BUSINESS

    OVERVIEW

    Destec Energy, Inc. (together with its subsidiaries, "Destec") is one of the largest independent producers of electricity in the world. Destec is in the business of (i) developing, operating and managing projects which produce electricity, thermal energy and syngas; (ii) marketing and selling electricity, thermal energy, natural gas and lignite; and (iii) investing in projects, entities and natural resources which support its strategic objectives. As an independent power company, Destec has interests in 24 operating facilities, the majority of which Destec operates and manages. All of Destec's facilities, except the Wabash Project (defined below), produce and sell electric power, and the majority of these facilities produce thermal energy, principally steam, to electric utilities and energy intensive industries. Four of Destec's 24 operating facilities are located outside the United States. The combined gross capacity of these facilities is approximately 5,136 megawatts ("MW") of electricity and over three million pounds per hour of steam. Destec currently has two projects, representing approximately 850 MW of capacity in construction or advanced development. See "Destec Energy's Projects -- Projects in Operation" and "-- Projects in Advanced Development or Under Construction."

    Destec is the successor to a portion of the energy businesses developed by The Dow Chemical Company ("Dow"). Dow transferred to Destec certain assets, technologies, personnel and expertise involved in the production and marketing of electricity, steam and syngas. To complement these capabilities, in December 1989, Destec acquired PSE Inc., now known as Destec Holdings, Inc. ("DHI"), a company with a 20-year history in the development, engineering, construction, ownership and operation of gas-fired cogeneration facilities. Prior to its initial public offering in March 1991, Destec was a wholly owned subsidiary of Dow. Dow currently owns approximately 80.2% of Destec's outstanding common stock. See "Recent Developments."

    Destec's business strategy continues to be based on being the low-cost producer of electric power by expanding and strengthening its position as a developer, operator and marketer of electricity, thermal energy and syngas. Assuming the Merger (defined below) is not consummated, Destec will continue to utilize the cash flows from its existing business to invest in and develop power and syngas projects in domestic and international markets. See "Recent Developments."

    Destec was incorporated in 1989 in Delaware. Its principal executive offices are located at 2500 CityWest Boulevard, Suite 150, Houston, Texas 77042, and its telephone number is (713) 735-4000.

RECENT DEVELOPMENTS

    On January 17, 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the nominally rated 220 megawatt Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation ("Florida Power") for approximately $445 million. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140 million. The sale is subject to certain conditions, including, without limitation, regulatory approvals and the sale of Destec.

    On February 17, 1997, Destec executed an Agreement and Plan of Merger (the "Merger Agreement"), by and among Destec, Dow, NGC Corporation ("NGC") and NGC Aquisition Corporation II, a wholly owned subsidiary of NGC ("Purchaser"), pursuant to which, among other things, Purchaser will merge with and into Destec (the "Merger"). The surviving corporation after the Merger will be a wholly owned subsidiary of NGC. Pursuant to the Merger Agreement, among other things, each outstanding share of Destec's common stock, par value $0.01 per share (the "Common Stock"), will be converted into the right to receive $21.65 in cash (the "Merger Consideration"). The consummation of the Merger is subject to certain conditions, including the approval by the holders of at least 66 2/3% of the outstanding Common Stock, as well as the approval by federal antitrust authorities and the Federal Energy Regulatory Commission ("FERC").

DESTEC'S PRODUCTS AND SERVICES

    POWER PRODUCTION

    BACKGROUND. The projects which Destec develops, operates and manage produce energy in the form of electricity and syngas in cogeneration plants, exempt wholesale generators and a coal gasification plant. A cogeneration plant utilizes power production technology that results in the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single fuel source (e.g., natural gas). The economic benefit from a cogeneration project can be substantial, because the steam produced by a cogeneration plant is sold to an industrial user. In contrast, exempt wholesale generators generate electric power typically for a utility, but require no industrial user to purchase any steam generated by the project. Destec's coal gasification plant produces syngas, which serves as an alternative fuel in power generation facilities.

    Prior to 1992, regulatory constraints prevented Destec from developing exempt wholesale generators and limited Destec's electric power production operations to cogeneration facilities. See "-- Domestic Power Market." Consequently, of the 23 electric power production facilities and one operating coal gasification facility in which Destec has an interest, 17 are cogeneration facilities. Since 1992, however, the power industry has emphasized exempt wholesale generators. Destec management expects that, in the future, its electric power production operations will also emphasize exempt wholesale generators, in addition to cogeneration projects.

    DOMESTIC POWER MARKET. Historically in the United States, regulated and government-owned utilities have been the only significant producers of electric power for sale to third parties. The energy crisis of the 1970s led to the enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electric power generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). See "Regulatory Matters -- Energy Regulation." As a result of PURPA, a significant market for electric power produced by independent power producers such as Destec developed in the United States. In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the Public Utility Holding Company Act of 1935 ("PUHCA") to create new exemptions from PUHCA for independent power producers selling electric energy at wholesale, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. Implementation of federal and state policies resulting in increased availability of transmission access for wholesale and retail transactions could create additional markets and competition for electricity power sales.

    INTERNATIONAL POWER MARKET. As a result of the increased demand for power generating capacity around the world, the fastest growing area of the power industry today is the international sector. This has led to increased emphasis by foreign governments toward privatization of state-owned utilities. Experts estimate that the international market represents 85% of the world's new and replacement power needs. At the same time, the national, provincial and local laws of each host country, unique political and currency exchange requirements, and the application of new worldwide environmental standards to international projects, create new risks and obligations to be managed.

    As the international market for power has continued to expand, Destec has formed Destec Energy (Asia) Pte, Ltd., a Singapore corporation ("Destec Asia") to provide business development services in Asia and the Far East, complementing the business development services provided by Destec Europe, S.A. in Europe, Africa and the Middle East. Destec's business development services in Central and South America are provided by Destec's Houston office. Each of these offices assist Destec in identifying opportunities for the development, acquisition or investment in projects in their respective regions. Destec's management is evaluating several international development and acquisition projects in areas including Asia, Australia, the Far East, Europe, Africa, the Middle East and Latin America.

    COAL GASIFICATION -- SYNGAS

    Syngas is produced through a coal gasification process and can be used as a substitute fuel for natural gas in gas-fired generating facilities. Destec produces syngas through a proprietary coal gasification process that removes sulfur and results in lower sulfur dioxide, nitrogen oxide and carbon dioxide emissions than alternative coal-based technologies such as pulverized coal and circulating fluidized bed boilers. The Clean Air Act and recent amendments thereto contain provisions that regulate the amount of sulfur dioxide and nitrogen oxide that may be emitted by a generating project, as these emissions may be a cause of acid rain. Compliance with these environmental emission regulations under the Clean Air Act, especially for coal-burning facilities, may be enhanced by use of such coal gasification technology.

    Key factors influencing the market potential for syngas and syngas-based power generation include end users' commitment to coal-based energy production, the extent of restructuring and plant life extensions of utility plants, the availability and cost of delivered coal, the difference between natural gas and coal prices, the availability of natural gas, regulatory efforts to reduce acid rain and other related emissions, regulatory, strategic and legislative incentives to utilize coal-based energy sources and the reliability and cost effectiveness of syngas technology relative to natural gas and other coal-based technologies. In recent years, the price of natural gas has been low relative to the price of coal, which resulted in a shift from coal to natural gas as the primary fuel source for new energy-producing facilities. As a result, syngas technology has become less attractive.

    Destec currently has an interest in one operating facility for the production of syngas using its proprietary technology: the Wabash River Coal Gasification Project in West Terre Haute, Indiana ("Wabash Project"), which commenced commercial operation in 1995. In addition, until June 1996, Destec had an interest in a facility near Plaquemine, Louisiana (the "LGTI Facility"), which was constructed by Dow in 1987 and which was decommissioned by Destec in 1995. Each of these facilities was designed to convert coal through a gasification process into a refined grade of syngas suitable for use as a fuel in gas turbines.

    In September 1991, the Wabash Project, a joint venture between Destec and PSI Energy, Inc. ("PSI") was selected by the U.S. Department of Energy ("DOE") to participate in the DOE's Clean Coal IV Program. Under this program and a related agreement among the DOE, Destec and PSI, the DOE shares up to $219 million of the cost of the Wabash Project. In June 1996, Destec refinanced the operating lease for the gasification portion of the Wabash Project. Under the operating lease, a wholly owned subsidiary of Destec is the lessee and Destec guarantees the payments of such subsidiary thereunder. The lease expires in April 2001. Construction of the Wabash Project was completed in the third quarter of 1995, with commercial operation achieved in the fourth quarter of 1995. After an initial demonstration period, the project is expected to operate commercially as part of PSI's electrical generating system. Destec is currently making improvements at the plant at an estimated cost of $14 million, with completion expected in 1997.

    The LGTI Facility was constructed pursuant to an agreement with the U.S. Department of Treasury ("Treasury Department") that required the Treasury Department to make certain payments ("Guaranteed Payments") for the sale of syngas when such payments were earned under the agreement, through the first quarter of 1997. The LGTI Facility also received revenues from Dow for the sale of syngas. Substantially all of the Guaranteed Payments were earned by late 1995. In November 1995, the LGTI Facility ceased operations and commenced decommissioning after a shutdown, because it would not have been economical to restart and operate the plant given that substantially all Guaranteed Payments had been earned. As a result, approximately $0.1 million of the Guaranteed Payments will not be received. In June 1996, Dow and Destec entered into a settlement agreement regarding the decommissioning of the LGTI Facility under which Destec has agreed to reimburse Dow for clean-up and disposal expenses up to a maximum of $250,000. Destec also agreed to transfer the LGTI Facility and related equipment to Dow but retained ownership of a slag (an inert, non-leaching ash by-product of gasification process) pile on Dow property and will receive revenues from any Destec sale of slag product to third parties. Destec has agreed to perform a clean closure of the slag pile within five years.

    POWER MARKETING

    In August 1994, Destec designated a wholly owned subsidiary, Destec Power Services, Inc. ("DPS"), to engage in the business of brokering and marketing electric power at the wholesale level. In January 1995, Destec received approval from the FERC to do business as a power marketer nationwide, and received the necessary rate approvals and other regulatory exemptions for power marketing activities. DPS has received an export permit from the Canadian National Energy Board that authorizes the export of electricity from Canada into the United States. DPS has also received an export license from the United States Department of Energy that authorizes the export of electric energy from the United States to Mexico. Formation of this subsidiary and receipt of regulatory approval has enabled Destec to expand its range of products and enhance the productivity and economic contribution of its existing generation assets. DPS currently has significant power marketing activities in the States of California and Texas. DPS is currently marketing power through its Western Operations and Southern Operations located in Walnut Creek, California and Houston, Texas respectively.

    CALIFORNIA. Destec and Pacific Gas & Electric Company ("PG&E") have entered into the first comprehensive control area and network transmission services agreement between a utility and a power marketer. This agreement enables DPS to purchase and aggregate power from a number of generating sources, including the excess of firm contract capacity from Qualifying Facilities under contract with PG&E. The network transmission services agreement also allows DPS to market power directly to wholesale customers over PG&E's transmission lines. The FERC accepted and approved this network transmission agreement in April 1995. See "Regulatory Matters".

    In September 1995, DPS entered into a contract with the Port of Oakland Authority in Oakland, California, which provides that DPS will supply seven megawatts of electricity to The Metropolitan Oakland International Airport for five years which commenced January 1, 1996. Transmission services are provided under the control area and network transmission agreement. The management of Destec believes that the contract is a first between a power marketer and a full requirements customer. In addition, DPS continues to pursue power marketing agreements to enable DPS to secure low cost energy for marketing and to market that energy to potential purchasers. PG&E has resisted DPS's attempt to aggressively pursue various facets of such California wholesale opportunities.

    TEXAS. Pursuant to an agreement between Destec and Dow, Destec provided administrative, business management and marketing services with respect to excess capacity and energy produced by Dow's Freeport, Texas cogeneration facilities. Prior to expiration of a power sales agreement between Texas Utilities Electric Company ("TUEC") and Dow in April 1995, Destec marketed 100 MW to TUEC. Since the expiration of this agreement, DPS has marketed, on behalf of Dow, certain excess capacity and energy to purchasers from time to time and has been compensated by Dow for such services.

    For power marketing in Texas, Destec has focused on maximizing the value of uncommitted capacity and energy from existing Texas operating projects and through market opportunities. Through its Southern Operations, DPS is marketing capacity, energy, and ancillary services to several utilities and power marketers including Central and Southwest Services, Inc, ("CSW"), Houston Lighting & Power Company ("HL&P"), The Lower Colorado River Authority ("LCRA"), South Texas Electric Cooperative ("STEC"), Texas-New Mexico Power Co. ("TNP"), Enron Power Marketing and LG&E Power Marketing. In addition to these spot sales and short-term contracts, DPS has a long-term contract with LCRA for capacity and associated energy (up to 230 MW) and is nearing approval of a long-term, full-requirements contract with another utility. DPS' Southern Operations also markets power from the CoGen Lyondell facility (the "CLI Facility") and other non-utility facilities and coordinates with other generators within the Electric Reliability Council of Texas ("ERCOT") to market ancillary services.

    In February 1996, CoGen Lyondell, Inc., a wholly owned subsidiary of Destec ("CLI"), and Lyondell Petrochemical Company ("LYO") formed a partnership that was to sublease a portion of the CLI Facility. It was anticipated that the power generated at the CLI Facility would be distributed to CLI and LYO in proportion to their partnership percentages, pursuant to the self-generation exception under the Texas Public Utility Regulatory Act. HL&P challenged the partnership on the basis that the distribution of electricity under the partnership structure would constitute a retail sale of electricity. A decision in HL&P's favor was rendered in Austin District Court in September 1996. Destec is currently pursuing an appeal of this decision. All deliveries of power from the CLI Facility to LYO through a private transmission line have been postponed indefinitely pending appeal.

    Destec and DPS are attempting to negotiate new contracts for the sale of power to industrials, utilities, municipalities, cooperatives and other wholesale customers. No assurances, however, can be made that new contracts will be obtained. In addition, the revenues generated from any new contracts will likely not replace the revenue and gross margin under the agreement with Dow relating to Dow's Freeport facility. The final negotiated price and quantity for electricity sold under any contracts that are entered into may differ from the previous or existing contracts. Contracts having significantly different terms than the previous contracts substantially reduced Destec's revenues and its gross margin in 1995 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In Texas, Destec is seeking legislative and regulatory changes which, if enacted, would open additional Texas markets to independent power producers. Certain regulatory proceedings at the PUCT may also affect future power sales in Texas. See "Regulatory Matters -- State Regulation."

    PROJECT SERVICES

    Since its formation, Destec has utilized its expertise and significant experience in the areas of development, engineering, environmental affairs, operating services and management and fuel supply services of energy-producing projects. These capabilities have also been used by Destec in evaluating potential investment opportunities in both domestic and international markets.

    DEVELOPMENT. The primary factors considered by management in evaluating potential development, operation and investment opportunities continue to be the anticipated rate of return on equity investment and cash flow of the project, the existing and potential future relationship between Destec and the customer, the availability and reliability of the fuel source and the existing and potential competition for the proposed project. In particular, in the area of international development, Destec seeks strategic international partners to co-develop projects and share project risks. Destec continues to expect a portion of its growth over the next few years to result from acquisitions of industry-related operations, both in the United States and internationally.

    ENGINEERING. Destec Engineering, Inc. ("Destec Engineering"), a wholly owned subsidiary of Destec, historically provided expertise on engineering processes, environmental permitting and conceptual and physical design to enhance the construction and operation of Destec's cogeneration and independent power projects and facilitate a smooth transition from the construction to the operational stage of a project. As a result of Destec's new business strategy adopted in 1994, Destec has changed the role of

Destec Engineering. Destec Engineering's current role is to manage the outsourced engineering contractors for each Destec project. Such management also includes the oversight of all conceptual planning, feasibility studies, environmental studies and plant, engineering and construction design. As to those projects currently under active development, Destec Engineering continues to serve in a more comprehensive role for the engineering and construction of these projects. See Note 18 of the Notes to Consolidated Financial Statements for a description of the restructuring.

    OPERATING SERVICES. Destec currently provides, through certain of its wholly owned subsidiaries (collectively, the "Operating Companies"), operating services for 17 of the 24 power producing facilities in which it has an interest. The Operating Companies provides these facilities with specialized and comprehensive operating, maintenance, testing and start-up services. The employees of the Operating Companies have developed experience and knowledge from working with gas turbines that allows them to quickly and cost-effectively develop solutions to problems without relying on manufacturer's representatives. This translates into high availability and high reliability, as well as efficient plant operations. One of Destec's Operating Companies also provides services for the Wabash Project in Indiana, applying its syngas experience from the LGTI Facility in Louisiana.

    MANAGEMENT AND FUEL SUPPLY SERVICES. Asset management services are being provided on 19 of the 24 projects in which Destec holds an interest. The objective of the asset management group is to maximize the near-term and long-term value of a project and ensure that the project owners are well informed on both the financial and operating results of the project. To ensure the ongoing profitability of each project, the asset management group coordinates project activities with, and maintains relationships among, all project stakeholders, which include owners, customers, lenders, suppliers, and operators. Various activities are performed to obtain the ongoing profitability, including: (i) negotiating new contracts and/or amending existing contracts,
(ii) developing annual and long-term business plans and forecasts, (iii) developing and implementing profit improvement opportunities, (i.e. fuel hedging, refinancing of project debt, capital improvements, and maintenance scheduling), (iv) monitoring regulatory, legislative, and environmental affairs, and (v) providing various accounting and financial services.

    ENERGY RESOURCES

    Destec owns, manages and invests in certain natural resource assets in support of its strategic objectives.

    LIGNITE. Lignite is a low rank of coal containing 20-45% moisture as mined and having heating values of 5,500-8,300 Btu per pound. Destec controls lignite deposits and other lignite-related properties located in two Texas counties, comprising an aggregate of approximately 77,500 acres. Approximately 9,900 acres of the total are owned in fee, and approximately 67,600 acres are held under lease. The total tonnage of lignite owned, managed or leased by Destec is estimated by Destec to be approximately 640 million tons.

    Destec has leased 54,000 acres of these lignite properties to Dow under a capital lease which requires rental payments to be made to Destec and provides an option to Dow to purchase such properties at their book value plus cumulative royalties. In February 1997, Dow delivered notice to Destec that it is exercising such option and that the exercise price will be paid immediately prior to the effective time (the "Effective Time") of the Merger. In connection with the exercise of the option, the parties have agreed to terminate the capital lease effective as of the Effective Time.

    Pursuant to an agreement between HL&P and Dow, Dow leased to HL&P certain of its lignite properties and assigned to HL&P certain lignite leases held by Dow. With respect to all of the properties covered by the agreement, Dow received an initial down payment from HL&P and continues to receive quarterly installment payments under the lease. The full amount of HL&P's down payment is being recouped by HL&P through an offset of 25% of the quarterly installment payments made to Dow by HL&P. The down payment is expected to be fully recouped in 1997. Dow has assigned to Destec the right to receive Dow's installment payments. The installment payments are based on a specified rate, adjusted for inflation.

    OIL AND GAS. In 1996, Destec continued to focus on maximizing the value of its core producing areas, the San Juan Basin in New Mexico and, Colorado, and the Antrim Shale formation in Michigan. In addition, in May 1996 Destec agreed to acquire an interest in proved producing natural gas properties associated with the Piceance Basin in western Colorado. Destec also owns oil and gas mineral interests in the Cotton Valley Pinnacle Reef trend in East Texas. Destec's portfolio of properties includes interests in 157,452 gross acres and 60,217 net acres and 457 gross producing natural gas wells. Destec has focused its acquisition and development of gas reserves in areas that can benefit from new technology. These include the improvements in the completion and production technology of gas wells producing from coalbed methane reservoirs in the San Juan Basin in New Mexico and the Antrim Shale in Michigan and tight gas sands in the Piceance Basin of Colorado.

    In all cases, Destec does not serve as the operator of the properties in which it owns an interest. Destec continues to aggressively pursue large conventional gas reserve acquisition opportunities that strategically fit within Destec's business development strategy. In the natural resource area, Destec competes with other companies which have interests in lignite, oil and gas.

DESTEC ENERGY'S PROJECTS

    PROJECTS IN OPERATION

    Destec has significant interests in 24 power projects, each listed below, most of which utilize the technology and expertise developed by Destec. In July 1996, Destec completed the sale of its ownership interest in the 150 MW Blue Mountain Power project and, therefore, this project is not included in the following table. Sales revenues are recognized for the sale of electricity and steam, but not for operating and management services, from the CoGen Lyondell and CoGen Power facilities. Operating results, through December 31, 1996, for 20 projects were accounted for by Destec under the equity method of accounting. Other than the Black Mountain, Commonwealth Atlantic, Crockett CoGen, Hartwell, Indian Queens, Oyster Creek and Hazelwood projects, each of these projects was designed, developed and is currently operated by Destec. Destec's share of earnings from equity investments in these operating projects accounted for approximately 33%, 27% and 6% of Destec's income before taxes for the years ended December 31, 1996, 1995 and 1994. See "Management's Discussion and Analysis -- Results of Operations."

                                                        DATE OF                                         ORIGINAL AMOUNT
                            ELECTRICITY  % INTEREST    COMMERCIAL      PRIMARY POWER PURCHASER AND     OF DEBT FINANCING
PROJECT AND LOCATION         (IN MWS)    IN PROJECT    OPERATION       CONTRACT EXPIRATION DATE(1)           ($MM)
--------------------------  -----------  -----------  ------------  ---------------------------------  -----------------
CoGen Power                          5         100%       1983      Great Lakes                                 57
 Port Arthur, Texas                                                 Carbon Corporation(2)

CoGen Lyondell                     590       Lessee(3)     1985     ARCO Chemical                              220(3)
 Channelview, Texas                                                 Company (1997)

Corona                              47          40%       1988      Southern California                         33
 Corona, California                                                 Edison Company (2018)

Kern Front                          48          50%       1989      Pacific Gas & Electric                      39
 Kern County, California                                            Company (2009)

High Sierra                         48          50%       1989      Pacific Gas & Electric                      40
 Kern County, California                                            Company(2009)

Double "C"                          48          50%       1989      Pacific Gas & Electric                      40
 Kern County, California                                            Company (2009)

San Joaquin,                        48          25%       1990      Pacific Gas & Electric                      60
 Stockton, California                                               Company (2020)

                                                        DATE OF                                         ORIGINAL AMOUNT
                            ELECTRICITY  % INTEREST    COMMERCIAL      PRIMARY POWER PURCHASER AND     OF DEBT FINANCING
PROJECT AND LOCATION         (IN MWS)    IN PROJECT    OPERATION       CONTRACT EXPIRATION DATE(1)           ($MM)
--------------------------  -----------  -----------  ------------  ---------------------------------  -----------------
Chalk Cliff                         46          25%       1990      Pacific Gas & Electric                      51
 Kern County, California                                            Company (2010)

Badger Creek                        46          50%       1991      Pacific Gas & Electric                      58
 Kern County, California                                            Company (2011)

McKittrick                          46          50%       1991      Pacific Gas and Electric                    60
 McKittrick, California                                             Company (2011)

Live Oak                            46          50%       1992      Pacific Gas & Electric                      67
 Kern County, California                                            Company (2012)

Commonwealth Atlantic              340          50%       1992      Virginia Electric &                        151
 Chesapeake, Virginia                                               Power Company (2017)

Black Mountain                      85          50%       1993      Nevada Power                               114
 Las Vegas, Nevada                                                  Company (2023)

Hartwell Energy                    300          50%       1994      Ogelthorpe Power                           160
 Hart County, Georgia                                               Corporation (2019)

Oyster Creek                       424          50%       1994      The Dow Chemical                           410
 Freeport, Texas                                                    Company (2014)

Tiger Bay(4)                       212(5)      50.8%      1995      Florida Power                              220
 Polk County, Florida                                               Corporation (2025)

Bear Mountain                       46          50%       1995      Pacific Gas & Electric                      57
 Bakersfield, California                                            Company (2015)

Michigan Power                     123          50%       1995      Consumers Energy                           189
 Ludington, Michigan                                                Company (2030)

Wabash                             262(6)     Lessee      1995      PSI Energy, Inc. (2020)                    178
 W. Terre Haute, Indiana

Crockett CoGen                     240        8-12%       1996      Pacific Gas and Electric Company           260
 Crockett, California                                               (2026)

Los Mina                           236          99%       1996      Corporacion Dominicana de                   69(7)
 Santo Domingo, Dominican                                           Electricidad (2011)
 Republic

Indian Queens                      140         100%       1996      The National Grid Company                   56(9)
 Indian Queens, Cornwall,                                           Electricity Pool of England and
 England                                                            Wales(8)

Hazelwood                        1,600          20%     Various     Victoria, Australia Transmission         1,051(10)
 Victoria, Australia                                  (1964-1971)   Grid

Kingston                           110          50%       1996      Ontario Hydro (2017)                       143(11)
 Ontario, Canada

------------------------------

(1) Represents the contractual power purchaser of the largest amount of electrical power.

(2) Contract is a month-to-month obligation.

(3) The CoGen Lyondell facility includes a sixth turbine addition, which became operational in 1995, the generating capacity of which is 125 MW. This addition was 100% Destec financed and is not part of the lease structure.

(4) Tiger Bay Limited Partnership, in which Destec has an approximate 50% equity interest, has entered an agreement for the sale of the Tiger Bay cogeneration facility. See "Recent Developments."

(5) The facility's maximum output is 218 MW.

(6) In equivalent MWs.

(7) This amount was 100% Destec financed.

(8) The Indian Queens project has two primary sources of revenue. The project sells real power (i.e., MW from the turbine) and capacity to the Electricity Pool of England and Wales under a pooling and settlement agreement that has no fixed termination date. The project also sells reactive power (i.e., MVAr synchronous compensation from the generator) under an agreement with The National Grid Company plc that expires in 2016.

(9) Converted to U.S. dollars at the assumed rate of U.S. $1.5540/L1.00.

(10) Converted to U.S. dollars at the assumed rate of A$0.7931/U.S. $1.00.

(11) Converted to U.S. dollars at the assumed rate of C$0.7289/U.S. $1.00.

    PROJECTS IN ADVANCED DEVELOPMENT OR UNDER CONSTRUCTION

    Destec is committed to pursuing opportunities to develop power projects in the United States and internationally, and to seek new applications for its power generation technology. Among the principal items involved in developing a project are obtaining a commitment to purchase electric power and steam, negotiating fuel supply and transportation contracts, selecting a site, obtaining environmental and other governmental permits and approvals, negotiating engineering contracts and arranging financing. These items are often obtained independently of one another and success in obtaining one such item does not necessarily result in success in obtaining any of the others. No assurance can be given by Destec that all necessary items will be successfully obtained for any of the projects currently in development or that any of the projects discussed below will ultimately be completed. Management estimates that a project requires from three to five years from opportunity identification to the completion of financing.

    The following table describes Destec's power projects currently under construction or in advanced development and for which either an electric power sales contract has been signed or a firm commitment for a substantial amount of the project's output has been received. All information is provided based on the status of such projects as of December 31, 1996, and is subject to change during development and construction.

                                      ELECTRICITY   % INTEREST                                            EXPECTED
PROJECT AND LOCATION                   (IN MWS)     IN PROJECT         PRIMARY POWER PURCHASER         COMPLETION DATE
-----------------------------------  -------------  -----------  -----------------------------------  -----------------
Chiahui Power                                450           50%(1) Taiwan Power                                 2000
 Taiwan
Elsta CoGen                                  405           50%   Deltan and PNEM                               1997
 Terneuzen, The Netherlands

------------------------

(1) Destec owns a 50% interest in the Chiahui Project. Taiwan regulations currently recognize foreign ownership of no more than 30% of such projects at the present time. Destec is currently seeking legislation to permit such ownership interests to exceed 30%.

COMPETITION

    COMPETITION IN THE POWER MARKET

    The independent power industry has grown rapidly over the past twenty years. The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. Destec competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects and the marketing of electric power. In the United States, the Energy Act reduces certain restrictions currently applicable to certain projects which are not Qualifying Facilities (as further defined below) under PURPA and provides for the removal of certain impediments to competition in the power generation industry. Although the provisions of the Energy Act apply only to wholesale transactions, actions by many state authorities are also increasing competition for industrial, commercial and other larger scale customers in the provision of services by Qualifying Facilities, and independent power projects, as well as power marketers and other unregulated suppliers. The development rights of Qualifying Facilities, which were facilitated by certain provisions of PURPA, have not been affected, nor amended, by the Energy Act. However, proposed legislation has been introduced in Congress to repeal all or part of PURPA. These federal legislative proposals would not abrogate or amend existing contracts with electric utilities and would only be effective prospectively for new contracts.

    Legislation to repeal PUHCA is also currently pending in Congress. Although passage of stand alone legislation repealing PUHCA is not expected during the current session, eventual repeal or modification of PUHCA is being considered. Congressional repeal or modification of PUHCA will loosen the strictures currently placed on utilities and others from acquiring generation and transmission assets outside of their service territories. This will significantly increase the competition Destec faces both domestically and internationally.

    The industry is presently characterized by rapid change in the regulatory and commercial aspects of competition. Although the timing and ultimate effect of these changes cannot be predicted, management of Destec believes that the overall effect of the current changes will be to increase competition in the generation, transmission and sale of electric power. See "Regulatory Matters -- Transmission and Wheeling."

    COMPETITION IN THE COAL GASIFICATION-SYNGAS MARKET

    In marketing the syngas produced by Destec's coal gasification technology, Destec competes primarily with other major syngas producers, natural gas suppliers and other coal technologies. Management believes that certain features of Destec's proprietary coal gasification technology make it more energy efficient and lower in capital costs than other coal gasification technologies. Increased Clean Air requirements and market receptivity for clean coal technologies may enhance the attractiveness of coal gasification technology for the remainder of this decade. However, there are many other factors affecting the development of syngas plants based on coal gasification technology, including the price of competing fuels, such as natural gas, and the extent of government participation in the development of alternative fuel technologies. See "Destec's Products and Services -- Coal Gasification-Syngas" for a discussion of these factors. At the present time, the cost of syngas relative to competing fuels is adversely affecting the market for these plants. No assurance may be given as to the likelihood or timing of any change in these factors. Management of Destec believes that the largest market for coal gasification technology may be outside North America, where coal is a more attractive fuel.

REGULATORY MATTERS

    Destec is subject to various energy and environmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its projects and the sale of energy. Federal laws and regulations developed by administrative agencies govern transactions with utility companies, the types of fuel which may be utilized by a project, the type of energy which may be produced by a project and the ownership and transfer of interests in a project. State utility regulatory commissions must often approve the rates and, in some instances, other terms and conditions on which public utilities purchase electric power from Destec's projects. Under certain circumstances where specific federal exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over electric power contracts. Energy-producing projects are also subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced by a project, as well as the geographical location, zoning, land use and operation of a facility. Applicable federal environmental laws typically have state and local enforcement monitoring and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

    Development of projects in international markets also creates exposure and obligations to the national, provincial and local laws of each host country, unique political and currency exchange requirements, the application of PUHCA to international projects, worldwide environmental standards and requirements imposed by multi-lateral lending institutions. Destec identifies and manages those issues early in the development process to ensure compliance with such laws and regulations.

    Destec believes it is possible that changes in PURPA, PUHCA and other related federal statutes may occur in the next several years. The nature and impact of such changes on Destec's projects, operations and contracts is unknown at this time. Destec is actively monitoring these developments directly and through industry trade groups to determine such impacts as well as to evaluate new business opportunities created by restructuring of the electric power industry. Depending on the outcome of these legislative matters, changes in legislation could have an adverse effect on current contract prices.

    ENERGY REGULATION

    As described below, the exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to Destec and its competitors. Many of the projects that Destec currently owns meet the requirements under PURPA to be Qualifying Facilities and are maintained on that basis. As to those projects which are independent power projects, Destec has structured them to ensure the necessary exemptions from PUHCA and state regulation. Additionally, regulatory impositions on power marketing operations are expected to be minimal under existing regulatory standards.

    PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC provide incentives for the development of small power production facilities and cogeneration facilities meeting certain criteria. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a purpose other than power generation, (ii) meet certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50% owned by an electric utility or electric utility holding company, or any combination thereof.

    PURPA provides two primary benefits to Qualifying Facilities owned and operated by non-utility generators. First, Qualifying Facilities under PURPA are exempt from certain provisions of PUHCA, the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws respecting rate and financial regulation. Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and that the utility sell back-up power to the Qualifying Facility on a non-discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. Although public utilities are not required by PURPA to enter into long-term contracts, PURPA helped to create a regulatory environment in which it has become more common for such contracts to be negotiated or executed through selective procurement or competitive bidding. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a Qualifying Facility at full avoided costs could be eliminated. Although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes which result in lower contract prices could have an adverse effect on Destec's operations and financial position. See "Competition -- Competition in the Power Market."

    PUHCA. Under PUHCA, any person (defined by PUHCA to include corporations and partnerships and other legal entities) which owns or controls ten percent or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the Securities and Exchange Commission (the "Commission") and regulation under PUHCA, unless such person is eligible for an exemption, such as is available to Qualifying Facilities under PURPA, or as established elsewhere under PUHCA. A registered holding company is required by PUHCA to limit its operation to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system.

    The Congress passed the Energy Act to promote further competition in the development of new wholesale power generation sources. Through amendments to PUHCA, the Energy Act encourages the development of independent power projects which will be certified by the FERC as exempt wholesale generators ("EWGs"). The owners or operators of these facilities are exempt from the provisions of PUHCA. The Energy Act also provides the FERC with extensive new authority to order electric utilities to provide other electric utilities, Qualifying Facilities and independent power projects with access to their transmission systems. However, the Energy Act does preclude the FERC from ordering transmission services to retail customers and prohibits sham wholesale energy transactions which appear to provide wholesale service, but actually are providing service to retail customers.

    A company engaged in the ownership or operation of electric power generation and transmission facilities faces certain types of regulation for its international activities. The principal regulatory consideration for international projects is PUHCA, since it is broadly applicable to the ownership and operation of power facilities (including generation and transmission facilities) both inside and outside of the United States. For international projects, the principal basis for exemption from PUHCA is by obtaining EWG status from the FERC. EWG status is even more beneficial for international projects because, although EWGs are not permitted to make retail sales in the United States, retail sales by EWGs are generally allowed in international markets. Another way to obtain an exemption from PUHCA for foreign ownership and operation activities is by filing a foreign utility company determination ("FUCO") with the Commission. However, FUCO filings are less frequently used, because unlike EWGs, no formal regulatory order is issued confirming the status of a FUCO, and more rigorous state commission scrutiny is entailed.

    Structuring Destec's activities to ensure that it is not a "holding company" of a "public utility company" under PUHCA is also important in providing financing and financial reporting flexibility to Destec. The cogeneration facilities owned by Destec, or in which Destec has investments, are Qualifying Facilities under PURPA. Destec has also pursued the development of independent power projects which will not qualify for the benefits provided by PURPA, which could subject these projects to PUHCA jurisdiction. To avoid such a consequence, Destec has structured its participation in independent power projects in a manner to qualify for exemptions under PUHCA provided by the Energy Act. Such structures have permitted Destec to take ownership positions in a number of independent power project projects. This strategy will protect the status of Destec's existing cogeneration facilities as Qualifying Facilities under PURPA, and not create adverse regulatory consequences.

    The development of international power generation and transmission projects also may entail other multi-national regulatory considerations arising under United States law. Certain requirements exist for compliance with the Foreign Corrupt Practices Act, and export/import controls and related trade laws may apply to certain transactions. Free trade agreements may exist with certain countries, such as Canada and Mexico, which can have important relevancy in the structuring of business transactions in these markets. World Bank standards exist for environmental regulations which also must be considered. Finally, tax treaties may create certain requirements for project structuring to maximize the tax planning and benefits to Destec. Destec seeks compliance with these requirements in the project development and financing of its international projects.

    FPA. The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation on a market basis.

Although Qualifying Facilities under PURPA are exempt from rate-making and certain other provisions of the FPA, independent power projects and certain power marketing activities are subject to the FPA and to the FERC's rate-making jurisdiction.

    Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. All of the projects currently owned or operated by Destec as Qualifying Facilities under PURPA are exempt from the FPA. Destec's EWGs, Commonwealth Atlantic and Hartwell, are subject to the FPA and the jurisdiction of the FERC, as is DPS. FERC has significantly relaxed the rules under which power marketers and independent power producers, such as DPS and Destec's EWGs, can sell or market power. With approval from FERC, such entities, with certain exceptions, are exempted from cost-based rates and can make all sales at market-based rates set through negotiations. Independent power projects in which Destec currently participates have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interest in such projects.

    STATE REGULATION

    State public utility commissions, pursuant to state legislative authority, will have jurisdiction over how any new federal initiatives are implemented in each state and have broad jurisdiction over regulated independent power projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. Such jurisdiction would include the issuance of certificates of public convenience and necessity to construct a facility as well as regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. Although the FERC generally has exclusive jurisdiction over the rates charged by an independent power project to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state.

    In Texas, unless otherwise exempted, the terms of supply contracts with electric utilities are subject to review each time the utility seeks an adjustment in the rates charged to its customers. Accordingly, during the entire term of any contracts Destec has with utilities in Texas, such contracts are subject to review by the Public Utility Commission of Texas ("PUCT").

    The Texas Legislature passed a revised Public Utility Regulatory Act ("PURA") in 1995. This legislation recognizes power marketers and EWGs as entities entitled to conduct business in Texas. Destec, through DPS, has registered and is doing business as a power marketer in Texas. The legislation also mandates that wholesale transmission service(s) in Texas meet federal standards for non-discrimination and comparability. The PUCT conducted rulemakings and other proceedings to implement these requirements and, as a result, rules have been promulgated and transmission rates and terms and conditions established. Non-discriminatory transmission tariff provisions for the purchase and sale of ancillary serves, and an Independent System Operator ("ISO") to coordinate transmission within ERCOT have also been approved. PURA also required the PUCT to study and submit reports on industry structure (Project 15000), stranded investment (Project 15001), and the status of competition (Project 15002) the reports were submitted January 15, 1997. Destec actively participated in such proceedings. The 1997 Texas legislative session is addressing further changes to the electric industry. While the final outcome of any such legislation is uncertain, bills have been introduced that call for retail access and customer choice beginning in 1999.

    In August 1996 the California State Legislature unanimously passed, and the Governor signed, Assembly Bill 1890, the country's first comprehensive electric industry restructuring legislation. The bill incorporates most of the California Public Utilities Commission ("CPUC") December 1995 order regarding timing, market structure, and transition issues. The law will enable California electric consumers to have "direct access" to, and be able to choose among competing suppliers of electricity. The bill codifies into law the January 1, 1998 start date for the new market structure to be in place. It also calls for the creation of a wholesale power pool ("Power Exchange"), the establishment of an ISO to manage and control the transmission facilities, and the recovery by the utilities of their "stranded cost" (i.e., incurred cost which can not be recovered under market-pricing), including certain costs payable pursuant to standard offer contracts, through a "competition transition charge." Implementation of the restructuring called for by the new law will require numerous state and federal regulatory filings and approvals, many of which are currently in progress.

    TRANSMISSION AND WHEELING

    Energy-producing projects that sell power to customers which are not geographically located near the project require that the project have the capability of transmitting its power over utility power transmission grids to the purchaser ("wheeling"). The FERC and state utility regulatory commissions have jurisdiction over the wheeling of power to remote users; the prices and related terms and conditions of wheeling in interstate commerce are regulated by the FERC.

    The PUCT has promulgated rules that require affected utilities to provide wheeling service. These rules are in effect in the Electrical Reliability Counsel of Texas system and the new transmission access provisions of the Energy Act do not alter that federal and state jurisdictional balance.

    Rules adopted at the FERC and a number of state utility regulatory commissions require utilities to grant power producers increased access to transmission and wheeling. The provisions of the Energy Act increase such access. The Energy Act supports increased transmission access, and in April 1996 the FERC adopted rules (Order 888) to expand significantly transmission service and access and provide alternative methods of pricing for transmission services. Upon promulgation of the final rule by the FERC (and the PUCT for ERCOT), the interstate transmission grid in the continental United States was opened to all qualified persons that seek transmission services to wheel wholesale power. Utilities are required to provide transmission customers non-discriminatory open access to their transmission grids with rates, terms, and conditions comparable to that which the utility imposes on itself. This provides Destec with increased opportunities to sell and market the power produced by its independent power projects. It also increases competition on a nationwide basis between traditional and non-traditional power generators, such as Destec.

    ENVIRONMENTAL REGULATION

    The construction and operation of domestic and international energy and fuel producing projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to Destec and projects in which it participates primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation, noise regulation and a comprehensive Environmental Impact Assessment which includes evaluation of the facility's impact on air, water, ecology, human health and socioeconomic factors. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a project and can be time-consuming and difficult. Each energy-producing project requires technology and facilities which comply with federal, state and local requirements and sometimes extensive negotiations with administrative agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects.

    Destec monitors environmental standards and evaluates its selection of technology to ensure that applicable standards are being met. Based on current trends, Destec expects that environmental and land use regulation will become more stringent. Accordingly, Destec plans to continue to place a strong emphasis on the development and use of state-of-the-art technology to minimize potential impacts on the environment. In addition, Destec has developed expertise and experience in obtaining necessary licenses, permits and approvals.

    In November 1990, comprehensive amendments to the Clean Air Act were enacted (the "1990 Amendments"). The first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expand the scope of federal regulations and enforcement in several significant respects. In particular, provisions relating to non-attainment, air toxics, permitting, enforcement and acid deposition may affect Destec's domestic projects. The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. These emissions may be a cause of "acid rain." Most of the domestic projects Destec owns, operates and has investments in are fueled by natural gas and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments. Destec's coal gasification technology for the production of syngas is drawing interest from parties attempting to determine ways to meet the acid rain provisions of the 1990 Amendments because the sulfur dioxide and nitrogen oxides emissions associated with this technology are relatively low. Destec currently leases one such coal gasification plant which is in operation in Indiana. See "Destec's Products and Services -- Coal Gasification -- Syngas." In addition, carbon dioxide emissions from Destec's coal gasification technology are among the lowest of all commercially available coal-based systems.

    One of the key elements of the 1990 Amendments is the inclusion of an operating permit program in Title V. This program is intended to establish a central point in tracking all applicable air quality requirements for every source required to obtain a permit under the Clean Air Act. Final regulations implementing these provisions were issued by the EPA in 1992. These regulations created minimum requirements for the operating permit program. Each state was required to submit a program for its implementation of the regulations for approval to the EPA. Destec is required to submit complete operating permit applications to those states in which it has operating projects which meet the applicability standards under the 1990 Amendments. These new requirements affect all of Destec's domestic operating facilities, except for Cogen Power, which is not a source of pollutant emissions.

LEGAL PROCEEDINGS

    Destec experiences routine litigation in the normal course of its business. None of its pending litigation is expected to have a material effect on the financial condition of Destec.

EMPLOYEES AND OFFICES

    As of March 10, 1997, Destec had 668 active employees. None of Destec's employees are covered by a collective bargaining agreement.

    Destec leases its corporate headquarters in Houston, Texas and its regional offices in Las Vegas, Nevada; Walnut Creek, California; North York, Ontario, Canada; Chapultepec, Mexico; Sevres, France; and Singapore. Destec owns a building in Bakersfield, California that serves as a central support facility for its California projects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    Destec's Common Stock is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol "ENG."

    The following table shows the range of the low and high sales prices of Destec's Common Stock during the last two fiscal years.

                                                                                LOW       HIGH
                                                                             ---------  ---------
1995
1st Quarter................................................................  $    9.38  $   11.00
2nd Quarter................................................................       9.88      14.38
3rd Quarter................................................................      12.88      16.13
4th Quarter................................................................      13.00      15.38


                                                                                LOW       HIGH
                                                                             ---------  ---------
1996
1st Quarter................................................................  $   11.50  $   13.75
2nd Quarter................................................................      11.50      13.88
3rd Quarter................................................................      11.88      14.38
4th Quarter................................................................      12.50      16.25

    Since Destec's initial public offering in March 1991, Destec has paid no dividends on its Common Stock. Destec currently intends to retain all earnings for use in the operation and expansion of its business and, accordingly, does not intend to pay cash dividends on its Common Stock in the near future. The dividend policy of Destec will be reviewed from time to time by its Board of Directors in light of Destec's earnings, financial condition, cash requirements and such other business considerations as the Board of Directors deems relevant.

    As of March 3, 1997, there were 771 record holders of Destec's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth a five year summary of selected consolidated financial data for Destec. The expiration of two Texas power purchase contracts in 1994, and the expiration of the remaining power contract on April 30, 1995 substantially reduced Destec's revenues and operating income in 1995 from those levels previously attained. The selected data for these years have been derived from Destec's audited consolidated financial statements.

                                                                             YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                              1996          1995         1994        1993        1992
                                                          ------------  ------------  ----------  ----------  ----------
                                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues..............................................  $    577,912  $    641,496  $  726,693  $  673,818  $  507,561
  Operating costs and expenses..........................       556,577       651,411     613,021     541,469     397,105
  Operating income (loss)...............................        21,335        (9,915)    113,672     132,349     110,456
  Income before income taxes............................        58,489        45,345     156,816     154,097     130,895
  Income before cumulative effect of change in
    accounting principle................................        42,756        34,700     110,481     103,109      87,492
  Cumulative effect of change in accounting principle
    (2).................................................            --            --          --          --      11,305
  Net income............................................  $     42,756  $     34,700  $  110,481  $  103,109  $   98,797
  Per share amounts:
  Income before cumulative effect of change in
    accounting principle................................  $       0.75  $       0.59  $     1.84  $     1.67  $     1.41
  Cumulative effect of change in accounting principle
    (2).................................................            --            --          --          --        0.18
  Net income per share (1)..............................  $       0.75  $       0.59  $     1.84  $     1.67  $     1.59
BALANCE SHEET DATA:
  Total assets..........................................  $  1,145,146  $  1,047,812  $  977,535  $  858,425  $  783,144
  Long-term liabilities.................................  $     50,089  $     46,172  $   37,099  $   32,809  $   35,454
  Project financing debt................................  $     53,820            --          --          --          --
  Total stockholders' equity............................  $    787,742  $    769,317  $  745,135  $  659,497  $  572,591

------------------------

(1) The weighted average shares outstanding were 56,932,000 at December 31, 1996, 58,659,000 at December 31, 1995, 60,151,000 at December 31, 1994,
    61,865,000 at December 31, 1993, and 62,248,000 at December 31, 1992.

(2) Destec implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

OVERVIEW

    Destec is an independent power producer and marketer of electricity, thermal energy and syngas. In February 1997, Destec announced that its Board of Directors (the "Board") had approved a Merger Agreement under which NGC Corporation ("NGC") will acquire Destec in a merger ("Merger") for $21.65 in cash for each outstanding share of Destec common stock, or approximately $1.27 billion in the aggregate. Following the Merger, Destec will become a wholly owned subsidiary of NGC. The consummation of the Merger is subject to certain conditions, including approval by holders of two-thirds of the outstanding shares of common stock and by federal antitrust authorities and the Federal Energy Regulatory Commission. The Dow Chemical Company ("Dow"), which owns over 80% of the outstanding common stock as of December 31, 1996, has agreed to vote its shares of common stock for approval and adoption of the Merger. In January 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation for $445.0 million. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140.0 million. The sale is subject to certain conditions, including regulatory approvals and the sale of Destec. See Note 22 of the Notes to Consolidated Financial Statements for additional discussion. Destec's project portfolio includes a total of twenty-four operating or substantially completed projects consisting of nineteen power projects in the U.S., one syngas project in the U.S. and four international power projects located in Australia, Canada, the Dominican Republic and the United Kingdom. During 1996, Destec received revenues from the sale of electricity, thermal energy and syngas from Destec's owned or leased projects and from power marketing revenues earned by Destec Power Services, Inc. ("DPS"). These revenues and revenues earned in 1995 from the sale of syngas to Dow and from the sale of power from Dow's Freeport facility under the Power Marketing Agreement ("PMA") are classified as "Power, steam and syngas" in the "Summary of Statements of Consolidated Income" presented below. Destec also received revenue from its oil and gas properties and lignite properties (classified as "Energy resources"), from fees earned in connection with its activities as an engineer and operator of various cogeneration projects (classified as "Engineering and operations") and from fees earned as a developer of power generation projects (classified as "Development"). The related costs for each of these activities appears in the corresponding section of the summary as "Operating Costs and Expenses." Gross margin for these activities represents revenues less the related operating costs.

DOMESTIC POWER

    Destec owns, leases or has an equity interest in nineteen operating power projects in the U.S. Eleven of the nineteen projects are located in California (17% based on invested capital at December 31, 1996), three are located in Texas and the remainder are located in Virginia, Nevada, Georgia, Florida and Michigan. In addition, DPS began selling excess power from Destec's facilities as well as from other sources in June 1995.

    These domestic projects, which represent 49% of Destec's invested capital in equity investments, generally operate under energy sales contracts based upon the purchasing utility's avoided costs. Competitive initiatives in several states, as well as federal initiatives are designed to phase-in market based pricing. The initiatives in California propose phasing in market based pricing by the year 2002. These initiatives are generally not yet effective and will be the subject of considerable debate and modification. Contract prices could change as a result of the legislative process.

    In February 1996, CoGen Lyondell ("CLI") and Lyondell Petrochemical Company ("LYO") formed Channelview CoGen General Partnership (the "Partnership") with CLI as an 88% partner and LYO as a 12% partner. Houston Lighting and Power Company ("HL&P") challenged the partnership on the basis that the structure is actually a retail sale of electricity from CLI to LYO. A decision in HL&P's favor was rendered in Austin District Court in September 1996. Destec is pursuing an appeal of this judgment. As a result, deliveries of power to LYO via a private transmission line are postponed indefinitely.

    In July 1996, Destec completed the sale of its ownership interest in the 150 MW Blue Mountain Power project to The AES Corporation (see Note 7 of the Notes to Consolidated Financial Statements).

    DPS began selling power in June 1995 and is currently marketing power through its Western Operations and Southern Operations located in Walnut Creek, California and Houston, Texas, respectively. DPS' Western Operations are currently marketing power under contracts with the Port of Oakland and Pacific Gas & Electric Company ("PG&E"). The Port of Oakland contract provides that DPS will supply 7 MW of electricity to the Metropolitan Oakland International Airport effective January 1, 1996 for five years. DPS' Southern Operations are marketing capacity, energy and ancillary services to several utilities and power marketers including Central and Southwest Services, Inc. ("CSW"), HL&P, The Lower Colorado River Authority ("LCRA"), South Texas Electric Cooperative, Texas-New Mexico Power Co. ("TNP"), Enron Power Marketing, Inc., National Gas & Electric, and LG&E Power Marketing, Inc. In addition to these spot sales and short-term contracts, DPS has a long-term contract with LCRA for capacity and associated energy (up to 230 MW) and is nearing approval of a long-term, full-requirements contract with another utility. DPS' Southern Operations also markets power from the CLI and other non-utility facilities and coordinates with other generators within the Electric Reliability Council of Texas to market ancillary services.

    During 1996, Destec did not earn any revenue under the PMA for the sale of capacity from Dow's Freeport facility due to the expiration of the two underlying contracts in April and December 1994. The final PMA contract between CLI and Texas Utilities Electric Company ("TUEC") expired in April 1995. In February 1997, Dow and Destec formally terminated the PMA. Currently power marketing activities are contracted by DPS as discussed above.

    Destec and DPS are attempting to negotiate new contracts for the sale of power to industrials, utilities, municipalities, cooperatives and other wholesale customers. No assurances, however, can be made that new contracts will be obtained. In addition, the revenues generated from any new contracts will likely not replace the revenue and gross margin under the agreement with Dow relating to Dow's Freeport facility. The final negotiated price and quantity for electricity sold under any contracts that are entered into may differ from the previous or existing contracts. Contracts having significantly different terms than the previous contracts substantially reduced Destec's revenues and its gross margin in 1995.

INTERNATIONAL POWER

    Three of the international projects which were under construction at the beginning of 1996 reached substantial completion or commercial operations during 1996. The Los Mina facility (Santo Domingo, Dominican Republic) commenced commercial operations in May 1996, and the Indian Queens (Cornwall, United Kingdom) and Kingston (Ontario, Canada) projects both reached substantial completion in December 1996 and made a limited number of sales to outside parties. In September 1996, Destec acquired an interest in the Hazelwood project (Victoria, Australia) which was operational at the time it was purchased. Currently, Destec is constructing the Elsta facility (Terneuzen, The Netherlands) with completion expected in 1997. The Chiahui Power project (Taiwan, Republic of China) is in active development, and Destec is currently in negotiations with the Taiwan Power Company regarding development of the project.

    In September 1996, an indirect wholly owned subsidiary of Destec, as part of an international consortium, purchased for $1.9 billion the 1,600 MW Hazelwood Power Station and the adjacent Hazelwood Mine in Victoria, Australia. The consortium formed a partnership (the "Hazelwood partnership") to own and operate the facility. Destec holds a 20% limited partnership interest in the Hazelwood partnership and made an original equity contribution of $176.1 million in September 1996 (see Note 8 of the Notes to Consolidated Financial Statements). The remainder of Destec's investment is included in the project financing at the partnership level. The Hazelwood partnership is planning a major capital expenditure program during the first three years of ownership which may be funded from future capital contributions to refurbish two of the eight operating units in order to maximize operating efficiencies and upgrade environmental performance. The consortium will also seek further investment opportunities in the Australian power industry.

SYNGAS

    The Wabash River Coal Gasification facility ("Wabash"), a joint venture of Destec and PSI Energy, Inc. ("PSI"), with cost-sharing supplied by the U.S. Department of Energy ("DOE"), began commercial operations in November 1995 and is constructed to process 2,700 tons of coal per day for the net production of 262 MW of electricity. The Wabash project has an agreement with PSI which subjects Wabash to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7.0 million per operating year and is calculated based on the annual syngas production and is settled at the end of 1999. As of December 31, 1996, Destec's accrual for the potential penalty is $2.7 million. During 1996 Destec began making significant equipment and process improvements in order to improve the reliability and profitability of the Wabash facility. The total cost of the improvements, which were financed through the new operating lease in August 1996, is estimated at $14.0 million and completion is expected in 1997.

    Destec's coal gasification facility (the "LGTI facility"), located near Plaquemine, Louisiana, ceased operations in November 1995. Destec and Dow signed an agreement in 1996 whereby the LGTI equipment and all related facilities, except the slag pile, would be transferred to Dow. Destec has agreed to reimburse Dow for clean-up and disposal expenses up to a maximum of approximately $0.2 million. Destec has agreed to remove the slag pile at the site in compliance with applicable federal, state and local legal requirements. The cost of removal is expected to be offset by proceeds from the sale of the slag.

ENERGY RESOURCES

    Destec is engaged in the production and development of natural gas and oil. Total proved gas reserves have increased to over 132 billion cubic feet equivalents ("Bcfe") as of December 31, 1996. Current daily production averages approximately 25 million cubic feet delivered per day ("Mmcfd") from interests in three core producing areas: 1) the Antrim Shale in the Michigan Basin, 2) the San Juan Basin in New Mexico, and 3) the Piceance Basin in western Colorado. The Company also owns oil and gas mineral interests in the Cotton Valley Pinnacle Reef trend in east Texas. Destec's portfolio of properties includes interests in 157,452 gross acres and 60,217 net acres and 457 gross producing natural gas wells. Destec has focused its acquisition and development of gas reserves in areas that can benefit from new technology. These include the improvements in the completion and production technology of gas wells producing from coalbed methane reservoirs in the San Juan Basin and the Antrim Shale in Michigan and tight gas sands in the Piceance Basin of Colorado. Destec has chosen a strategy of being a non-operator and elects to form alliances with successful operators in each area of interest.

    Destec controls, through the ownership of lignite leases or fee lands, five lignite deposits and lignite-related properties in Freestone and Leon Counties, Texas, comprising a total of 77,579 acres. Of the total, 9,896 acres are owned in fee, and approximately 67,683 acres are held under lignite leases. The total tonnage of these reserves is estimated to be approximately 640 million tons of lignite as of December 31, 1996. See Note 22 of the Notes to Consolidated Financial Statements for discussion of the effects the potential sale of Destec's stock would have on Destec's lignite properties which are leased to Dow.

    In November 1996, Sonat Exploration Company ("Sonat"), a wholly owned subsidiary of Sonat, Inc., announced the completion of a Cotton Valley Pinnacle Reef well, the Blanton #1. This well is located on an 80-acre tract (the "Sarandos tract"), which is owned by Destec and was leased to Sonat in May 1996. Destec believes that it owns 100% of the minerals in the Sarandos tract and that it has a 25% royalty interest in the Blanton #1 well. In January 1997 Destec commenced an action to quiet title to the minerals and to resolve certain issues under the lease. Although Destec believes that it will prevail in such action, there can be no assurance that this will be the case.

    See Note 5 of the Notes to Consolidated Financial Statements for discussion of purchase/sale of oil and gas properties for 1994-1996.

RESULTS OF OPERATIONS

    The following table sets forth a three year summary of Destec's statements of consolidated income. This information has been derived from Destec's audited Consolidated Financial Statements.

                  SUMMARY OF STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Revenues:
  Power, steam and syngas....................................................  $  232,625  $  170,425  $  317,595
  Engineering and operations.................................................     301,147     436,051     358,398
  Energy resources...........................................................      21,171      15,554      23,245
  Development................................................................      22,969      19,466      27,455
                                                                               ----------  ----------  ----------
    Total Revenues...........................................................     577,912     641,496     726,693
                                                                               ----------  ----------  ----------
Operating Costs and Expenses:
  Power, steam and syngas....................................................     221,271     164,367     182,446
  Engineering and operations.................................................     276,286     419,268     350,565
  Energy resources...........................................................      12,025      12,660      14,740
  Development................................................................      12,546      20,456      19,702
  Amortization of intangibles................................................       2,471       2,469       2,471
  Selling, general & administrative expenses.................................      31,978      32,191      33,137
  Restructuring charges......................................................          --          --       9,960
                                                                               ----------  ----------  ----------
    Total Operating Costs and Expenses.......................................     556,577     651,411     613,021
                                                                               ----------  ----------  ----------
Earnings from equity investments.............................................      19,389      12,385       9,259
Gain on sale of oil and gas properties.......................................          --      11,890      17,196
Other income.................................................................      17,765      30,985      16,689
                                                                               ----------  ----------  ----------
Income before provision for taxes on income..................................      58,489      45,345     156,816
Provision for taxes on income................................................      15,733      10,645      46,335
                                                                               ----------  ----------  ----------
Net Income...................................................................  $   42,756  $   34,700  $  110,481
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

Certain amounts from previous years have been reclassified to conform to the 1996 presentation.

1996 COMPARED WITH 1995

REVENUES

    Destec's revenue decreased $63.6 million or 10% for 1996 as compared to 1995. This decrease resulted from a $134.9 million decrease in engineering and operations revenue, partially offset by a $62.2 million increase in power, steam and syngas revenue, a $5.6 million increase in energy resources revenue and a $3.5 million increase in development revenue.

    The $134.9 million decrease in engineering and operations revenue resulted primarily from lower engineering revenue recognition on the construction cost related to the Elsta and Kingston projects in 1996, as compared to revenue recognition on the Elsta, Kingston, Bear Mountain, Michigan Power and

Wabash projects in the same period of 1995. The decrease was partially offset by engineering revenue earned in 1996 from the Hazelwood partnership under the Engineering Services Agreement (see Note 14 of the Notes to Consolidated Financial Statements). Operations revenue also increased in 1996 due to fees earned prior to start-up of the Kingston project which achieved substantial completion in December 1996, to a full year of revenue earned on the Michigan Power project which began operations in October 1995 and to fees earned prior to start-up of the Elsta project. In addition, Destec earned performance bonuses in 1996 from the High Sierra and Double "C" facilities.

    The $62.2 million increase in power, steam and syngas revenue was primarily a result of higher power revenue due to the commencement of commercial operations at the Los Mina facility in May 1996 and higher power and steam revenue from the CLI and CoGen Power facilities as a result of higher gas prices in 1996 as compared to the same period in 1995. CLI revenue was also favorably affected by the full year of production from the sixth gas turbine which was added in June 1995. In addition, revenue from DPS, which began selling power in June 1995, was higher in 1996 as a result of increased sales from Southern Operations under a contract with TNP and to various other customers through spot sales. DPS sales from Western Operations also increased under contracts with PG&E and the Port of Oakland in 1996. The net decrease in syngas revenue was due to the decommissioning of the LGTI facility in November 1995, offset by including a full year of revenues from the Wabash facility, which commenced commercial operations in November 1995.

    The $5.6 million increase in energy resources revenue was due to higher gas prices in 1996 and higher production revenue as a result of the purchase of the Southeast Piceance gas properties in April 1996. This increase was partially offset by receiving no production revenue in 1996 from the gas properties which were sold in September 1995.

    The $3.5 million increase in development revenue resulted from the sale of the Blue Mountain project in July 1996 (see Note 7 of the Notes to Consolidated Financial Statements), partially offset by lower development fees earned from the Elsta project in 1996, as compared to the development fees from the Bear Mountain, Elsta, Kingston and Michigan Power projects earned in 1995.

OPERATING COSTS AND EXPENSES

    Destec's total operating costs and expenses decreased $94.8 million or 15% for 1996 as compared to 1995. This decrease resulted from a $143.0 million decrease in engineering and operations cost, a $0.6 million decrease in energy resources cost, a $7.9 million decrease in development cost and a $0.2 million decrease in selling, general and administrative cost. These decreases were partially offset by a $56.9 million increase in power, steam and syngas cost.

    The $143.0 million decrease in engineering and operations cost resulted primarily from lower construction costs related to the Elsta and Kingston projects in 1996, as compared to construction costs on the Elsta, Kingston, Bear Mountain, Michigan Power and Wabash projects in the same period of 1995.

    The $0.6 million decrease in energy resources cost is a result of lower production costs associated with the gas properties which were sold in September 1995, partially offset by increased production costs from the Southeast Piceance gas properties purchased in April 1996.

    The $7.9 million decrease in development cost was due to expensing costs associated with the Bear Mountain project in 1995 which were previously capitalized. No such expenses were incurred in 1996.

    The $56.9 million increase in power, steam and syngas cost was primarily a result of higher power costs due to the commencement of commercial operations at the Los Mina facility in May 1996. Costs at the CLI facility increased in 1996 as compared to the same period in 1995 as a result of higher gas prices and consumption (due to addition of a sixth gas turbine in June 1995). In addition, DPS costs were higher in 1996 as a result of increased power marketing activities in 1996 as compared to the same period in 1995.

The net decrease in syngas cost was due to the decommissioning of the LGTI facility, partially offset by including a full year of costs from the Wabash facility; both events occurred in November 1995.

EQUITY INVESTMENTS, OTHER INCOME AND TAXES

    Earnings from equity investments increased $7.0 million for 1996 as compared to 1995. The increase was due primarily to contract capacity payment escalators and to lower interest expense on the Oyster Creek project resulting from the conversion of the term loan in July 1995 and on the California projects due to lower interest rates and principal. Equity investments also included earnings in 1996 from the Bear Mountain and Crockett projects which became operational in May 1995 and June 1996, respectively, and the acquisition of the operational Hazelwood project in September 1996.

    The sale of gas properties in the San Juan Basin, Colorado resulted in a before tax gain of $11.9 million in 1995. There was no such event in 1996.

    Other income decreased $13.2 million due primarily to a reduction in interest income as a result of a lower average cash balance throughout 1996 compared to 1995.

    The effective tax rate for the year ended December 31, 1996 was 26.9% as compared to 23.5% for the year ended December 31, 1995. The 1996 tax rate was higher than in 1995 primarily as a result of lower non-conventional fuels source credits in 1996.

1995 COMPARED WITH 1994

REVENUES

    Destec's revenue decreased $85.2 million or 12% for 1995 as compared to 1994. This decrease resulted primarily from a $147.2 million decrease in power, steam and syngas revenue, a $7.7 million decrease in energy resources revenue and a $8.0 million decrease in development revenue, partially offset by a $77.7 million increase in engineering and operations revenue. The decrease in power, steam and syngas revenue resulted primarily from a decrease in PMA revenue due to the expiration of the underlying power contracts, a decrease in syngas revenue due to lower operating capacity at the LGTI facility in 1995 compared to 1994 and a decrease in revenue from the CLI facility as a result of the reduction of firm capacity payments due to the expiration of the power contract between CLI and TUEC on April 30, 1994. These decreases were partially offset by revenue earned at the Wabash facility which commenced commercial operations in November 1995 and by higher production at the CLI facility with the addition, in 1995, of a sixth gas turbine which provides additional capacity of approximately 120 MW. The decrease in energy resource revenue was due to lower natural gas prices during 1995, as compared to the same period in 1994. In addition, the 1995 production revenue was lower as a result of the sale of oil and gas properties in the third quarters ended September 30, 1995 and 1994. The decrease in development revenue resulted from development activities on the Bear Mountain, Elsta and Kingston projects earning less revenue than the development activities on the Michigan Power project and settlements on the Northway and Kingston projects during 1994. The increase in engineering and operations revenue resulted primarily from increased engineering revenues resulting from revenue recognition on the construction cost related to the Kingston, Elsta, Bear Mountain, Michigan Power and Wabash projects in 1995, as compared to revenue recognition on the Oyster Creek, Tiger Bay and Wabash projects in same period of 1994 and increased operations revenue due to the start-up of commercial operations in 1995 of the Tiger Bay, Bear Mountain and Michigan Power projects on which Destec serves as operator and to fees earned prior to the start-up of the Kingston project which achieved substantial completion in December 1996.

OPERATING COSTS AND EXPENSES

    Destec's total operating costs and expenses increased $38.4 million or 6% for 1995 as compared to 1994. This increase resulted primarily from a $68.7 million increase in engineering and operations cost and a $0.8 million increase in development cost, partially offset by a $18.1 million decrease in power, steam and syngas cost, a $2.1 million decrease in energy resources cost, a $0.9 million decrease in selling, general and administrative costs and a $10.0 million decrease in charges related to the restructuring which occurred in 1994. The increase in engineering and operations costs was primarily due to increased construction activity for the Elsta, Bear Mountain, Michigan Power, Wabash and Kingston projects in 1995, as compared to construction activity on only the Oyster Creek, Tiger Bay and Wabash projects for the same period in 1994. The increase in development costs was due to increased international development activities in 1995 as compared to 1994. The decrease in power, steam and syngas costs is primarily a result of decreased operating costs at the LGTI facility due to a lower operating capacity in 1995, as compared to the same period in 1994. In addition, CLI refinanced and amended the operating lease at the CLI facility which resulted in a reduction of operating costs. These decreases were partially offset by higher costs resulting from the commencement of operations at the Wabash facility and the recording of a decommissioning charge related to the LGTI facility in 1995. The decrease in energy resources costs was a result of lower production cost in 1995 compared to 1994 resulting from the sale of oil and gas properties in the third quarters ended September 30, 1995 and 1994. The decrease in selling, general and administrative costs resulted from the restructuring in 1994 which reduced salary and lease costs.

    Earnings from equity investments increased for 1995 as compared to 1994 due to including a full year of activity for the Hartwell and Oyster Creek projects which began operations in April and October 1994, respectively, as well as the start-up of commercial operations for the Tiger Bay, Bear Mountain and Michigan Power projects in January, April and October 1995, respectively. Other income increased due primarily to increased interest income from a higher rate of return as a result of a shift in investment strategy from tax-exempt to taxable investments for the year ended December 31, 1995, as compared to the same period of 1994. The effective tax rate was 23.5% and 29.5% in the years ended December 31, 1995 and 1994, respectively. The decrease in the effective tax rate was due primarily to the positive results of an Internal Revenue Service ("IRS") audit concluded in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, cash and cash equivalents totaled $111.4 million and working capital totaled $210.3 million. For the year ended December 31, 1996, cash and cash equivalents increased $100.0 million. Working capital decreased $193.3 million primarily as a result of Destec's investment in the Hazelwood partnership (see Note 8 of the Notes to Consolidated Financial Statements). The increase in cash and cash equivalents resulted mainly from $56.1 million provided by Destec's operating activities, $19.7 million provided by Destec's investing activities, which includes converting $325.8 million of marketable securities to cash and cash equivalents, and $24.2 million provided by Destec's financing activities. See Destec's "Statements of Consolidated Cash Flows" for additional detail.

    In August 1995, CLI refinanced and amended the terms of its operating lease agreement which resulted in a reduction to operating costs for the facility. The financing underlying the lease expires in August 2000. The lease is an operating lease with an initial non-cancelable term of five years ending in 2000 and an extended term of an additional 13 years ending in 2013. The lease allows for termination after the initial term, subject to a penalty clause. CLI is required to remit to the lessor, in addition to basic rentals as defined, variable rentals associated with the leveraged portion of the lease. As of December 31, 1996, the future estimated minimum lease payments under the operating lease are approximately $212.0 million.

    Effective June 7, 1996, Gasification Services, Inc. ("GSI") refinanced its operating lease agreement associated with the Wabash facility resulting in a reduction in interest spreads and elimination of several financial covenants associated with the original financing. The lease is backed by a Destec guarantee which expires on April 30, 2001. At that time, Destec can refinance, abandon and pay termination costs or purchase the facility. The future minimum lease payments associated with the lease as of December 31, 1996 are approximately $224.0 million. Under the Wabash lease agreement, the occurrence of certain events ("Termination Events"), such as a change in control of Destec (see Note 22 of the Notes to

Consolidated Financial Statements), will automatically terminate the lease. According to the Wabash lease agreement, if Dow shall fail to own a majority of outstanding shares of Destec, the Guarantor, a Termination Event will occur. Upon the date of the occurrence of any Termination Event, the lessee shall, on the payment date relating to the payment of partnership rent next succeeding the Termination Event date, purchase the lessor's interest in the property from the lessor for a purchase price equal to the lease termination payment in accordance with purchase provisions set forth in the agreement. The lease termination payment is $193.3 million plus accrued interest from the date of last lease payment.

    At December 31, 1996 and 1995, respectively, Destec had outstanding irrevocable letters of credit from banks totaling $35.4 million and $31.0 million. These letters of credit are pledged to support certain Destec equity commitments and other development activities. As of December 31, 1996 Destec has a corporate guarantee associated with an equity contribution to the Elsta project of approximately $39.6 million which is expected to be made in 1998. The Hazelwood partnership is planning a major capital expenditure program during the first three years of ownership which may be funded from future capital contributions to refurbish two of the eight operating units in order to maximize operating efficiencies and upgrade environmental performance.

    Destec contracted in 1993 to design, engineer, build and operate a cogeneration facility in Polk County, Florida to be owned by a Delaware limited partnership (the "Tiger Bay project") in which Destec has an approximate 50% non-controlling equity interest. Destec has a commitment to loan up to an additional $10.0 million (subordinated to the partnership's senior lenders) to the Tiger Bay project based on the project steam host's ability to contractually perform. In December 1993, Destec entered into a twenty year firm transportation agreement with Florida Gas Transmission to maintain firm gas transportation capacity which became effective in March 1995. Destec is required to pay approximately $3.5 million per year over the contract life to maintain transportation capacity. During 1996, Destec sold the excess capacity which the Tiger Bay project was unable to utilize. Because the current market rate for natural gas transportation capacity was less than Destec's contracted cost, a resulting net fuel expense of $2.9 million was incurred in 1996.

    In January 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation for $445.0 million. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140.0 million. The sale is subject to certain conditions, including regulatory approvals and the sale of Destec. See Note 22 of the Notes to Consolidated Financial Statements for additional discussion.

    As a result of operational defects in the administration of the Destec Energy, Inc. Retirement and Savings Plan since 1991, Destec filed a Voluntary Compliance Report ("VCR") with the IRS. If the VCR application is approved by the IRS, Destec will make a contribution to the Plan of approximately $4.7 million (before tax effect) including accrued interest. Destec's management believes that adequate reserves are provided as of December 31, 1996 for this potential liability.

    Since 1992, the Board of Directors authorized the repurchase of up to $95.0 million of Destec's common stock through 1999. As of December 31, 1996, Destec had repurchased 6,816,549 and reissued 645,809 shares of common stock repurchased under these programs.

    In August 1996, Destec arranged non-recourse financing for the 140 MW Indian Queens facility located in Cornwall, United Kingdom. The project financing, which consists of a $56.6 million construction facility and $39.8 million in term facility and other debt instruments, was arranged and underwritten by Barclays Bank PLC. Through December 31, 1996 Destec has recorded advances under the construction facility of $53.8 million in PROJECT FINANCING DEBT. The credit agreement divides the facility into two tranches which carry interest at LIBOR plus variable margins. The conversion of the construction loan to term is expected to occur in early 1997. The term loan is collateralized by the project's assets and matures over a period of 17 years. Interest costs of approximately $1.0 million incurred during the construction of the facility were capitalized as of December 31, 1996. The interest rates in effect as of December 31, 1996 were 6.52% on $24.0 million and 7.27% on $29.8 million. Under the terms of the credit agreement, the unconsolidated financial statements of the Indian Queens project are subject to various coverage ratios; however, because these are at the project level, management does not believe they will affect Destec's ability to conduct business.

    Destec and Dow have extended credit to each other up to $350.0 million from time to time under the Destec/Dow Credit Agreements. The agreements expired on December 31, 1996, and management does not expect renewal at this time. At December 31, 1995, cash equivalents included $4.4 million of cash advances to Dow. Due to the expiration of the credit agreements no amounts were included in cash equivalents at December 31, 1996. There were no outstanding borrowings from Dow at December 31, 1996 and 1995.

    Covenants contained in various agreements relating to certain of Dow's indebtedness prohibit Dow from allowing Destec, subject to certain exceptions, to encumber or otherwise pledge as security any of its properties or assets or the capital stock of any of Destec's subsidiaries. In addition, Dow may not permit Destec to incur indebtedness to the extent such occurrence would cause Dow indebtedness on a consolidated basis to exceed 60% of Dow's consolidated capitalization. As of December 31, 1996 Dow's indebtedness on a consolidated basis was approximately 29% of consolidated capitalization. Dow's debt instruments also restrict the ability of Dow and its subsidiaries to engage in certain sale and lease-back transactions involving facilities which are material to the business conducted by Dow and its subsidiaries located in the United States taken as a whole. Destec's management believes that neither these restrictions nor the expiration of the credit agreements discussed above will significantly affect Destec's ability to conduct its business.

    Management believes that current cash and cash equivalents and operating cash flows will be sufficient to fund Destec's working capital, additions to fixed assets and investments in projects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Destec Energy, Inc.:

    We have audited the consolidated balance sheets of Destec Energy, Inc. and subsidiaries ("Destec") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Destec's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Destec at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 1997

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
Current Assets:
Cash and cash equivalents............................................................   $  111,446    $    7,044
Cash equivalents--Dow................................................................           --         4,422
                                                                                       ------------  ------------
    Total cash and cash equivalents..................................................      111,446        11,466
                                                                                       ------------  ------------
Marketable Securities................................................................        2,999       328,799
Accounts Receivable:
  Trade..............................................................................       72,674        64,029
  Dow................................................................................        1,889         1,144
  Affiliates.........................................................................       44,385        23,832
  Other..............................................................................          930         4,085
Notes receivable--affiliates.........................................................        6,328         2,983
Income taxes receivable..............................................................       24,830         1,934
Deferred taxes--net..................................................................        5,370         5,680
Costs and estimated earnings in excess of billings on uncompleted
  contracts--affiliates..............................................................       44,841        37,063
Recoverable project costs............................................................          884        58,398
Prepaid expenses and other assets....................................................       23,482        14,076
                                                                                       ------------  ------------
    Total current assets.............................................................      340,058       553,489
                                                                                       ------------  ------------
Property--at cost....................................................................      407,263       271,067
  Accumulated depreciation, depletion and amortization...............................      (71,590)      (60,878)
                                                                                       ------------  ------------
    Property, net....................................................................      335,673       210,189
                                                                                       ------------  ------------
Lease receivable from Dow............................................................       44,159        44,159
Equity investments...................................................................      323,250       139,784
Long-term notes receivable--affiliates...............................................        8,444            --
Goodwill (Net of accumulated amortization of $17,498 and $15,027 at December 31, 1996
  and 1995, respectively)............................................................       80,402        83,781
Other assets.........................................................................       13,160        16,410
                                                                                       ------------  ------------
Total................................................................................   $1,145,146    $1,047,812
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
Current Liabilities:
Accounts payable:
  Trade..............................................................................   $   64,635    $   45,169
  Dow................................................................................       12,661        13,249
Accrued liabilities..................................................................       48,792        49,951
Billings in excess of costs and estimated earnings on uncompleted
  contracts--affiliates..............................................................        3,646        41,309
Income taxes payable.................................................................           --           249
                                                                                       ------------  ------------
    Total current liabilities........................................................      129,734       149,927
                                                                                       ------------  ------------
Long-term liabilities................................................................       50,089        46,172
Project financing debt...............................................................       53,820            --
Deferred taxes--net..................................................................       71,844        34,720
Deferred income......................................................................       51,917        47,676

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value; 50,000,000 shares authorized, none issued
  Common stock, $.01 par value; 150,000,000 shares authorized, 62,250,000 issued.....          623           623
  Additional paid-in capital.........................................................      394,296       394,296
  Retained earnings..................................................................      470,305       427,757
  Unearned compensation--related to outstanding deferred stock.......................         (543)           --
  Unrealized gains on investments....................................................           --           651
  Cumulative translation adjustments.................................................        3,726            --
  Less 6,170,740 and 4,159,464 shares of treasury stock at cost at December 31, 1996
    and 1995, respectively...........................................................      (80,665)      (54,010)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      787,742       769,317
                                                                                       ------------  ------------
Total................................................................................   $1,145,146    $1,047,812
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Revenues:
  Power, steam, syngas and energy resources
    affiliates......................................................  $          --  $      10,887  $     138,870
    guaranteed payments.............................................             --         63,014         82,878
    nonaffiliates...................................................        253,796        112,078        119,092
                                                                      -------------  -------------  -------------
      Total power, steam, syngas, and energy resources..............        253,796        185,979        340,840
  Development, engineering and operations--affiliates...............        324,116        455,517        385,853
                                                                      -------------  -------------  -------------
Total Revenues......................................................        577,912        641,496        726,693
                                                                      -------------  -------------  -------------
Operating Costs:
  Power, steam, syngas and energy resources
    affiliates......................................................          1,891         61,693         80,856
    nonaffiliates...................................................        231,405        113,208        116,330
                                                                      -------------  -------------  -------------
      Total power, steam, syngas, and energy resources..............        233,296        174,901        197,186
  Development, engineering and operations--affiliates...............        288,832        441,850        370,267
                                                                      -------------  -------------  -------------
Total Operating Costs...............................................        522,128        616,751        567,453
                                                                      -------------  -------------  -------------
Amortization of intangibles.........................................          2,471          2,469          2,471
                                                                      -------------  -------------  -------------
Selling, General and Administrative Expenses:
  Dow...............................................................            438            938            511
  Direct............................................................         31,540         31,253         32,626
                                                                      -------------  -------------  -------------
      Total selling, general and administrative.....................         31,978         32,191         33,137
                                                                      -------------  -------------  -------------
Restructuring Charges...............................................             --             --          9,960
                                                                      -------------  -------------  -------------
      Total operating costs and expenses............................        556,577        651,411        613,021
                                                                      -------------  -------------  -------------
Operating Income (Loss).............................................         21,335         (9,915)       113,672
                                                                      -------------  -------------  -------------
Earnings from equity investments....................................         19,389         12,385          9,259
                                                                      -------------  -------------  -------------
Other Income:
  Dow...............................................................          5,023         11,212          3,961
  Other--Net........................................................         11,944         18,767         12,361
  Gain on sale of oil and gas properties............................             --         11,890         17,196
  Sundry income--Net................................................            798          1,006            367
                                                                      -------------  -------------  -------------
Total Other Income..................................................         17,765         42,875         33,885
                                                                      -------------  -------------  -------------
Income before provision for taxes...................................         58,489         45,345        156,816
Provision for taxes.................................................         15,733         10,645         46,335
                                                                      -------------  -------------  -------------
Net Income..........................................................  $      42,756  $      34,700  $     110,481
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Per Share Amounts:
Net Income Per Share................................................  $        0.75  $        0.59  $        1.84
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average shares outstanding.................................     56,931,645     58,658,966     60,151,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                                                     FOR THE YEARS ENDED
                                                                                                         DECEMBER 31,
                                                                                                  --------------------------
                                                                                                      1996          1995
                                                                                                  ------------  ------------
Cash Flows From Operating Activities:
Net Income......................................................................................  $     42,756  $     34,700
Adjustments to reconcile net income to net cash provided by operating activities:
  Earnings from equity investments..............................................................       (19,389)      (12,385)
  Gain on sale of oil and gas properties........................................................            --       (11,890)
  Deferred income, net..........................................................................         4,241         8,097
  Depreciation, depletion and amortization......................................................        13,183        24,727
  Cumulative translation adjustments............................................................         3,726            --
  Compensation recognized under Variable Pay Plan...............................................           779            --
  Increase in deferred income taxes, net........................................................        38,342        (1,793)
  Changes in assets and liabilities that provided (used) cash:
    Accounts receivable.........................................................................       (26,788)      (19,786)
    Notes receivable--affiliates................................................................        (3,345)         (917)
    Income taxes receivable.....................................................................       (22,896)       (1,934)
  Costs and estimated earnings in excess of billings on uncompleted contracts--affiliates.......        (7,778)       (5,636)
  Recoverable project costs.....................................................................        57,514       (12,739)
  Prepaid expenses and other assets.............................................................        (9,406)        1,246
    Accounts payable............................................................................        18,878        (5,181)
    Accrued liabilities.........................................................................        (1,159)         (621)
    Billings in excess of costs and estimated earnings on uncompleted contracts--affiliates.....       (37,663)       38,437
    Income taxes payable........................................................................          (249)       (5,042)
    Long-term liabilities.......................................................................         5,342         9,073
                                                                                                  ------------  ------------
Net Cash Provided by Operating Activities.......................................................        56,088        38,356
                                                                                                  ------------  ------------
Cash Flows From Investing Activities:
  Investments in marketable securities..........................................................    (1,238,741)   (1,965,288)
  Proceeds from sale of marketable securities...................................................     1,563,890     1,637,140
  Proceeds from sale of oil and gas properties..................................................            --        34,052
  Purchases of property, net....................................................................      (136,196)      (33,103)
  Long-term notes receivable--affiliates........................................................        (8,444)        1,976
  Equity investments--contributions.............................................................      (191,528)      (62,449)
  Equity investments--distributions.............................................................        27,451        15,914
  Other assets..................................................................................         3,250         1,900
                                                                                                  ------------  ------------
Net Cash Provided by (Used in) Investing Activities.............................................        19,682      (369,858)
                                                                                                  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from borrowings--Dow.................................................................            --            --
  Repayment of borrowings--Dow..................................................................            --            --
  Proceeds from project financing debt..........................................................        53,820            --
  Proceeds from issuance of treasury stock......................................................         1,352         1,856
  Treasury stock purchases......................................................................       (30,962)      (13,025)
                                                                                                  ------------  ------------
Net Cash Provided by (Used in) Financing Activities.............................................        24,210       (11,169)
                                                                                                  ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents............................................        99,980      (342,671)
Cash and Cash Equivalents at Beginning of Year..................................................        11,466       354,137
                                                                                                  ------------  ------------
Cash and Cash Equivalents at End of Year........................................................  $    111,446  $     11,466
                                                                                                  ------------  ------------
                                                                                                  ------------  ------------
Supplemental Disclosures of Cash Flow Information:
Schedule of Noncash Operating, Investing and Financing Activities:
  Loss on sale of treasury stock................................................................  $        208  $        882
  Unrealized loss on marketable securities......................................................            --  $        651
  Treasury stock issued under Variable Pay Plan.................................................  $      2,747            --
  Unearned compensation.........................................................................  $        543            --
  Hartwell note receivable conversion...........................................................            --            --
  Goodwill adjustment for ITC...................................................................  $        908            --
  Cumulative translation adjustments............................................................  $      3,726            --
Cash paid for:
  Interest......................................................................................            --  $      1,141
  Income taxes..................................................................................  $      1,180  $     14,248


                                                                                                     1994
                                                                                                  ----------
Cash Flows From Operating Activities:
Net Income......................................................................................  $  110,481
Adjustments to reconcile net income to net cash provided by operating activities:
  Earnings from equity investments..............................................................      (9,259)
  Gain on sale of oil and gas properties........................................................     (17,196)
  Deferred income, net..........................................................................       7,214
  Depreciation, depletion and amortization......................................................      32,738
  Cumulative translation adjustments............................................................          --
  Compensation recognized under Variable Pay Plan...............................................          --
  Increase in deferred income taxes, net........................................................      (8,736)
  Changes in assets and liabilities that provided (used) cash:
    Accounts receivable.........................................................................      (2,001)
    Notes receivable--affiliates................................................................        (134)
    Income taxes receivable.....................................................................          --
  Costs and estimated earnings in excess of billings on uncompleted contracts--affiliates.......      (9,458)
  Recoverable project costs.....................................................................     (38,139)
  Prepaid expenses and other assets.............................................................      (4,060)
    Accounts payable............................................................................      23,162
    Accrued liabilities.........................................................................       7,949
    Billings in excess of costs and estimated earnings on uncompleted contracts--affiliates.....      (3,542)
    Income taxes payable........................................................................       1,283
    Long-term liabilities.......................................................................       4,290
                                                                                                  ----------
Net Cash Provided by Operating Activities.......................................................      94,592
                                                                                                  ----------
Cash Flows From Investing Activities:
  Investments in marketable securities..........................................................          --
  Proceeds from sale of marketable securities...................................................          --
  Proceeds from sale of oil and gas properties..................................................      21,525
  Purchases of property, net....................................................................     (39,075)
  Long-term notes receivable--affiliates........................................................       1,634
  Equity investments--contributions.............................................................      (4,857)
  Equity investments--distributions.............................................................       8,185
  Other assets..................................................................................       2,016
                                                                                                  ----------
Net Cash Provided by (Used in) Investing Activities.............................................     (10,572)
                                                                                                  ----------
Cash Flows from Financing Activities:
  Proceeds from borrowings--Dow.................................................................     108,163
  Repayment of borrowings--Dow..................................................................    (108,163)
  Proceeds from project financing debt..........................................................          --
  Proceeds from issuance of treasury stock......................................................         350
  Treasury stock purchases......................................................................     (25,193)
                                                                                                  ----------
Net Cash Provided by (Used in) Financing Activities.............................................     (24,843)
                                                                                                  ----------
Net Increase (Decrease) in Cash and Cash Equivalents............................................      59,177
Cash and Cash Equivalents at Beginning of Year..................................................     294,960
                                                                                                  ----------
Cash and Cash Equivalents at End of Year........................................................  $  354,137
                                                                                                  ----------
                                                                                                  ----------
Supplemental Disclosures of Cash Flow Information:
Schedule of Noncash Operating, Investing and Financing Activities:
  Loss on sale of treasury stock................................................................          --
  Unrealized loss on marketable securities......................................................          --
  Treasury stock issued under Variable Pay Plan.................................................          --
  Unearned compensation.........................................................................          --
  Hartwell note receivable conversion...........................................................  $   15,500
  Goodwill adjustment for ITC...................................................................          --
  Cumulative translation adjustments............................................................          --
Cash paid for:
  Interest......................................................................................  $      898
  Income taxes..................................................................................  $   48,500

   The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                    COMMON STOCK          TREASURY STOCK     ADDITIONAL    CUMULATIVE
                                               ----------------------  --------------------    PAID-IN     TRANSLATION    RETAINED
                                                SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL     ADJUSTMENT     EARNINGS
                                               ---------  -----------  ---------  ---------  -----------  -------------  -----------

Balance at January 1, 1994...................  62,250,000  $     623   (1,240,831) $ (18,880)  $ 394,296    $      --     $ 283,458
Net Income...................................         --          --          --         --          --            --       110,481
Cumulative translation adjustments...........         --          --          --         --          --            --            --
Treasury stock acquired......................         --          --   (2,161,200)   (25,193)         --           --            --
Treasury stock reissued......................         --          --      38,470        350          --            --            --
                                               ---------       -----   ---------  ---------  -----------       ------    -----------
Balance at December 31, 1994.................  62,250,000        623   (3,363,561)   (43,723)    394,296           --       393,939
Net Income...................................         --          --          --         --          --            --        34,700
Cumulative translation adjustments...........         --          --          --         --          --                          --
Treasury stock acquired......................         --          --    (986,749)   (13,025)         --            --            --
Treasury stock reissued......................         --          --     190,846      2,738          --            --          (882)
                                               ---------       -----   ---------  ---------  -----------       ------    -----------
Balance at December 31, 1995.................  62,250,000        623   (4,159,464)   (54,010)    394,296           --       427,757
Net Income...................................         --          --          --         --          --            --        42,756
Cumulative translation adjustments...........         --          --          --         --          --         3,726            --
Treasury stock acquired......................         --          --   (2,345,500)   (30,962)         --           --            --
Treasury stock reissued......................         --          --     334,224      4,307          --            --          (208)
                                               ---------       -----   ---------  ---------  -----------       ------    -----------
Balance at December 31, 1996.................  62,250,000  $     623   (6,170,740) $ (80,665)  $ 394,296    $   3,726     $ 470,305
                                               ---------       -----   ---------  ---------  -----------       ------    -----------
                                               ---------       -----   ---------  ---------  -----------       ------    -----------

   The accompanying notes are in integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    Destec Energy, Inc. and its wholly owned subsidiaries ("Destec"), a Delaware corporation and a majority owned subsidiary of The Dow Chemical Company ("Dow"), was incorporated in May 1989. Prior to Destec's initial public offering (the "Offering") in 1991, Dow transferred to Destec certain energy related operations and associated assets and liabilities in exchange for all Destec's issued and outstanding Common Stock.

    Since 1992, the Destec Board of Directors (the "Board") has authorized the repurchase of up to $95,000 of Destec's common stock through 1999. As of December 31, 1996, Destec had repurchased 6,816,549 shares and reissued 645,809 shares of common stock repurchased under these programs.

    In connection with the execution of the Tax Sharing Agreement (the "Tax Agreement") discussed in Note 2, Dow will have a continuous, cumulative option to purchase from Destec at current market prices such number of shares of common stock of Destec as Dow determines necessary to allow Dow to continue to include Destec in Dow's consolidated federal income tax return.

    Destec is an independent power producer and marketer of electricity, thermal energy and syngas for sale to electric utilities, Dow and other energy-intensive industries. Revenues and costs associated with the sale of power, thermal energy, syngas, energy resources (oil, gas and lignite) and associated with the marketing of power through Destec Power Services, Inc. ("DPS"), a wholly owned subsidiary of Destec, and the Power Marketing Agreement ("PMA") (through the final contract expiration on April 30, 1995) are included as "Power, steam, syngas and energy resources" revenues and operating costs in the accompanying statements of consolidated income. Destec also designs, develops, operates, and performs business management services for its cogeneration and syngas facilities in the U.S. and abroad. Revenue and costs associated with the fees earned in connection with these activities are included as "Development, engineering and operations" revenues and operating costs in the accompanying statements of consolidated income.

    See Note 22 for discussion of the proposed merger of Destec with a wholly owned subsidiary of NGC Corporation ("NGC").

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the assets, liabilities, revenue and expenses of all majority owned subsidiaries. Investments in partnerships with ownership interests of 50% or less and which Destec does not control are accounted for using the equity method. All significant balances and transactions within the consolidated group have been eliminated in consolidation.

    REVENUE RECOGNITION--Revenues for the sale or marketing of electricity, steam and syngas are recorded based upon output or product delivered as specified under contract terms. Revenues from performance bonuses are recognized when specified contractual targets are achieved. Energy resources revenues (oil, gas and lignite) are recognized as production from these resources occurs or as earned under contract.

    Revenues resulting from long-term engineering and project construction contracts are recognized using the percentage-of-completion accounting method. The percentage of revenue recognized on each

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED) contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the year in which the facts necessitating the revision become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss.

    Profits from engineering and construction contracts and development fees received from partnerships in which Destec holds an equity interest are deferred to the extent of Destec's ownership interest in the partnership. The deferred income is amortized on a straight-line basis over the partnership debt term used to finance the facility, except where the equity method of accounting permits earlier recognition.

    USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION--The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Destec's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include time deposits and readily marketable securities with an original maturity of three months or less. Until the expiration of the Destec Credit Agreement on December 31, 1996, Destec periodically loaned excess cash to Dow. This agreement required Dow, upon 60 days written notice from Destec, to repay all or any portion of the then outstanding loan balance.

    MARKETABLE SECURITIES--Effective January 1, 1995 the Company adopted SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." All of Destec's marketable securities are classified as "available for sale," and accordingly, are reflected in the Consolidated Balance Sheets at fair market value, with the aggregate unrealized gains or losses included as a component of stockholders' equity. Adoption of SFAS No. 115 had no effect on reported earnings. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method.

    RECOVERABLE PROJECT COSTS--Destec capitalizes certain project costs incurred to procure equipment, to connect with utility transmission lines, and certain other costs, once management determines it is probable these costs are recoverable, until contracts for financing and sale are executed. If the necessary contracts are not obtained and the costs incurred are not recoverable through other projects or sale, the related costs are charged to expense. These costs are classified as current if they are expected to be recovered in the next 12 months.

    PROPERTY, GOODWILL AND DEPRECIATION, DEPLETION AND AMORTIZATION --Buildings and equipment are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives for depreciable assets and is generally provided using the double declining balance method for all subsidiaries except for Destec Holdings, Inc. and its subsidiaries which use the straight line depreciation method. Estimated service lives range from three to thirty-two years.

    Cost associated with acquiring and developing lignite properties are capitalized as incurred. Depletion and amortization of lignite properties are recorded using the units-of-production method based on an estimate of proved reserve quantities to be mined in the future.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
    The excess of the cost of investments in subsidiaries over the fair value of assets acquired and liabilities assumed is shown as goodwill, which is amortized over the estimated useful life of 40 years.

    The Company evaluates long-lived assets, including goodwill, for impairment based on the recoverability of the asset's carrying amount. When it is probable that the undiscounted future cash flows will not be sufficient to recover the asset's carrying amount, the asset is written down to its fair value. Destec adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. The adoption of this standard had no material impact on Destec's financial position or results from operations.

    Costs incurred to acquire or retain oil and gas properties, owned in fee or under lease, are capitalized. Destec grants leases to exploration and production companies, generally retaining royalty interests. Costs to acquire mineral interests in oil and gas properties and to drill and equip developmental wells are capitalized. Costs associated with oil and gas properties are amortized using the units-of-production method based upon estimates of proved reserves. The Company evaluates the recoverability of its oil and gas properties by determining that the undiscounted future cash flows on an aggregated basis are sufficient to recover the net carrying value.

    Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

    MAJOR MAINTENANCE--A major maintenance and repair reserve is recorded based on Destec's scheduled maintenance plans for cogeneration and syngas facilities operated or owned by Destec. This liability is classified as current if the maintenance is expected to be incurred in the next 12 month period. Other maintenance and repairs are charged to expense as incurred (see Notes 9 and 10).

    RESEARCH EXPENSE--All expenses associated with research and development are expensed in the year incurred. Research expenses were $213, $808 and $864 in 1996, 1995 and 1994, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company calculates the fair value of financial instruments and includes this additional information in Note 3.

    TAXES ON INCOME--Destec recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of all balance sheet assets and liabilities. These temporary differences are calculated using tax rates currently in effect.

    Effective June 6, 1996, Destec is included in the consolidated federal income tax return of Dow, as Dow's ownership increased above 80%. Destec and Dow executed the Tax Agreement which requires Destec to calculate federal and state income taxes on a stand-alone basis. The Tax Agreement allows Destec to reduce its federal stand-alone tax liability by certain non-conventional fuels tax credits which have been utilized in Dow's consolidated return, even where such credits would not be otherwise currently usable by Destec. See Note 22 for discussion of the effects the proposed merger of Destec with a wholly owned subsidiary of NGC would have on the Tax Agreement.

    NET INCOME PER SHARE--Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. The shares described in Note 17 relating to the

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
Destec Stock Plans are not considered in the net income per share calculation. If these shares were to be included, they would not have had a material effect on net income per share for the years ended December 31, 1996, 1995 and 1994, respectively.

    ACCOUNTING FOR STOCK BASED COMPENSATION--The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. Destec adopted SFAS No. 123, effective January 1, 1996, and continues to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and has included additional footnote disclosures for the pro-forma impact on net income and earnings per share of the application of the fair value based method of accounting (see Note 17).

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities of certain foreign subsidiaries are translated into U.S. dollars at current exchange rates in effect at the end of the fiscal period, and related revenues and expenses are translated at average exchange rates that prevailed during the period. Resulting translation adjustments, as well as adjustments for intercompany transactions which are long-term in nature are shown in stockholder's equity in CUMULATIVE TRANSLATION ADJUSTMENTS. The foreign currency gain/loss on the remeasurement of short-term foreign currency transactions of certain U.S. subsidiaries are included in net income. The net CUMULATIVE TRANSLATION ADJUSTMENTS includes a foreign currency gain of $3,917 and a loss of $191 for the year ended December 31, 1996. Foreign currency transaction gains of $3,841 were related to the remeasurement of long-term intercompany loans. No adjustments were recorded for the year ended December 31, 1995.

    RECLASSIFICATIONS--Certain amounts from previous years have been reclassified to conform to the 1996 presentation.

3. FINANCIAL INSTRUMENTS

    The fair value of Destec's financial instruments such as cash, cash equivalents, marketable securities, accounts and notes receivable, accounts and notes payable, and other accrued liabilities, approximate carrying values at December 31, 1996 and 1995.

    Marketable securities consisted of the following:

                                                                                                 DECEMBER 31, 1995
                                                    DECEMBER 31, 1996                  -------------------------------------
                                     ------------------------------------------------                              GROSS
                                                                      GROSS                                     UNREALIZED
                                                    FAIR        UNREALIZED HOLDING                    FAIR        HOLDING
                                      AMORTIZED    MARKET    ------------------------  AMORTIZED     MARKET    -------------
                                        COST        VALUE       GAINS       LOSSES        COST       VALUE         GAINS
                                     -----------  ---------  -----------  -----------  ----------  ----------  -------------
Government bonds...................   $      --   $      --   $      --    $      --   $  180,380  $  180,597    $     259
Corporate bonds....................       2,999       2,999          --           --       99,768     100,200          465
Other..............................          --          --          --           --       48,000      48,002            2
                                     -----------  ---------  -----------  -----------  ----------  ----------        -----
Total..............................   $   2,999   $   2,999   $      --    $      --   $  328,148  $  328,799    $     726
                                     -----------  ---------  -----------  -----------  ----------  ----------        -----
                                     -----------  ---------  -----------  -----------  ----------  ----------        -----


                                       LOSSES
                                     -----------
Government bonds...................   $     (42)
Corporate bonds....................         (33)
Other..............................          --
                                          -----
Total..............................   $     (75)
                                          -----
                                          -----

    The corporate bond held at December 31, 1996 has a maturity date of May
1997.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

3. FINANCIAL INSTRUMENTS (CONTINUED)
    In February 1994, Destec purchased a series of Dutch Guilder put options in order to hedge its projected foreign currency risk associated with the engineering contract for the Elsta project. The total premium cost for this program was $6,450. The Dutch Guilder put options were purchased from Dow, acting as an intermediary who in turn purchased the options from a bank. As of December 31, 1996, no options have been exercised as put option prices have been above Dutch Guilder exchange rates. These options have varying expiration dates through August 1997; however, due to changes in foreign currency markets, the options have no market value. As a result, the entire cost of this program was expensed in 1994 as part of the project cost.

4. ENGINEERING AND CONSTRUCTION CONTRACTS

    The following table reflects the amounts related to uncompleted engineering and construction contracts:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1996          1995
                                                                   ------------  -------------
Costs and estimated earnings.....................................  $  1,012,943  $   1,071,352
Billings to date.................................................      (971,748)    (1,075,598)
                                                                   ------------  -------------
Net..............................................................  $     41,195  $      (4,246)
                                                                   ------------  -------------
                                                                   ------------  -------------

    Amounts related to uncompleted engineering and construction contracts, all of which are expected to be realized within one year, are included in the accompanying consolidated balance sheets as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996        1995
                                                                         ---------  ----------
Costs and estimated earnings in excess of billings on uncompleted
  contracts--affiliates................................................  $  44,841  $   37,063
Billings in excess of costs and estimated earnings on uncompleted
  contracts--affiliates................................................     (3,646)    (41,309)
                                                                         ---------  ----------
Total..................................................................  $  41,195  $   (4,246)
                                                                         ---------  ----------
                                                                         ---------  ----------

    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS--AFFILIATES includes $38,768 and $7,749 related to foreign projects as of December 31, 1996 and 1995, respectively. Billings in excess of costs and estimated earnings--affiliates includes $41,014 related to the Elsta project as of December 31, 1995.

    Certain amounts are due, but not paid by Destec until the related outside vendors have completed their obligations pursuant to contract retainage provisions. The amounts retained under such contract provisions were $14,234 and $11,291 at December 31, 1996 and 1995, respectively, and are expected to be paid within one year.

    In February 1996, CoGen Lyondell, Inc. ("CLI") and Lyondell Petrochemical Company ("LYO") formed Channelview CoGen General Partnership (the "Partnership") with CLI as an 88% partner and LYO as a 12% partner. Under the partnership agreement, power generated at the CLI facility would be

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

4. ENGINEERING AND CONSTRUCTION CONTRACTS (CONTINUED) distributed to the partners, in proportion to their partnership percentages, under the self generation exception of the Texas Public Utility Regulatory Act. Included in COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS--AFFILIATES at December 31, 1996 is $3,873 related to the construction of a transmission line between the CLI facility and the LYO facility. LYO entered into a note receivable agreement with Destec to finance the construction. Note payments are to begin once the construction is completed and accepted by LYO. Houston Lighting and Power Company ("HL&P") challenged the partnership on the basis that the structure is actually a retail sale of electricity from CLI to LYO. A decision in HL&P's favor was rendered in Austin District Court in September 1996. Destec is pursuing an appeal of this judgement. As a result, deliveries of power to LYO via the private transmission line are postponed indefinitely. If delivery of the power is not approved by the courts and the line cannot be utilized, LYO would be obligated to pay 50% of the note receivable, although once accepted by LYO, title to the transmission line would remain with LYO.

5. PROPERTY

    Property consisted of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Land..................................................................  $    3,655  $    3,655
Buildings.............................................................       5,466       7,133
Construction in Progress..............................................      57,385      24,051
Machinery and Equipment...............................................     183,345     107,465
Mineral Properties:
  Lignite.............................................................      74,077      72,420
  Oil and Gas.........................................................      83,335      56,343
                                                                        ----------  ----------
Total.................................................................  $  407,263  $  271,067
                                                                        ----------  ----------
                                                                        ----------  ----------

    During 1995 and 1996, Destec constructed the Los Mina facility, located in the Dominican Republic, which became operational in May 1996, and the Indian Queens facility, located in the United Kingdom, which reached substantial completion in December 1996. Total construction cost for the Los Mina and Indian Queens facilities, which are wholly owned by Destec, was $130,720 through December 31, 1996 (see Note 11).

    In 1996, Destec acquired an undivided 45% interest in proved producing natural gas properties and related undeveloped leasehold acreage and gas pipeline system in northwest Colorado from Snyder Oil Corporation ("SOCO") for approximately $22,000. The total proved reserves for Destec's interest in the properties are estimated to be approximately 42 billion cubic feet. SOCO will retain a majority working interest in the properties and will continue to operate the wells. Destec has entered into a joint venture agreement with SOCO covering the long-term development of the underlying properties and associated gas pipeline.

    In 1995 and 1994, Destec sold a group of non-conventional gas properties in the San Juan Basin, Colorado, and a group of non-strategic oil and gas properties in the Texas and Louisiana Gulf Coast areas,

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

5. PROPERTY (CONTINUED)
respectively. The sale of these properties resulted in pre-tax gains of $11,890 and $17,196 in 1995 and 1994, respectively. Included in Destec's lignite properties are $6,526 of costs for each of 1996 and 1995, representing properties currently being mined for which Destec is receiving royalty payments.

6. LEASE RECEIVABLE FROM DOW

    Destec leases certain lignite properties to Dow under a lease which requires annual rental payments through the year 2025. Dow pays an annual amount equal to ten percent of the sum of (a) Destec's book value of the properties as of December 29, 1989 plus (b) the cumulative advance royalties attributable to such properties as of December 29, 1989 or approximately $4,400 per year. All properties under this lease agreement not previously purchased by Dow will be purchased on December 31, 2025 in exchange for a payment equal to the properties' then book value. In addition, Dow has an option to purchase all of Destec's interest in any one or more of the properties at a price equal to Destec's book value of the properties as of the year end preceding the year in which such option is exercised.

    Destec has an agreement with Dow to manage, market and maintain certain lignite-containing properties, including the above described leased properties. Dow pays Destec a fee of $250 per year (adjusted annually for inflation) and all out-of-pocket expenses. The term of this agreement is the same as the above described lease agreement and may be terminated by either party upon one year's notice. The amounts under this agreement, which are included as a reduction of selling, general and administrative costs, related to Dow were $302, $295, and $287 for 1996, 1995 and 1994, respectively.

    See Note 22 for discussion of the effects the proposed merger of Destec with a wholly owned subsidiary of NGC would have on Destec's lignite properties lease and related management agreement with Dow.

7. SALE OF BLUE MOUNTAIN

    In July 1996, Destec agreed to sell its ownership interest in the 150 MW Blue Mountain Power Project to The AES Corporation. The sale of this project, which was included in development revenue, had a positive after tax effect of approximately $6,900 (considering an effective tax rate of 26.9%) or $0.12 per share for the year ended December 31, 1996.

8. EQUITY INVESTMENTS

    Destec holds non-controlling general and limited equity interests in twenty partnerships which were formed to build, own and operate cogeneration facilities. The lenders to these partnerships have recourse only against the projects and the income and revenues therefrom and thus, the partnerships' debt obligations are non-recourse to Destec. Destec's effective equity interest in these partnerships ranges from 8% to 50%.

    Seventeen of Destec's twenty projects accounted for under the equity method are concentrated in the U.S. (49% based on invested capital at December 31, 1996). Additionally, eleven projects are located in California (17% based on invested capital at December 31, 1996). These domestic projects generally operate under energy sales contracts based upon the purchasing utility's avoided cost. Competitive initiatives in several states, as well as federal initiatives are designed to phase-in market based pricing. The

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

8. EQUITY INVESTMENTS (CONTINUED)
initiatives in California propose phasing in market based pricing by the year 2002. These initiatives are generally not yet effective and will be the subject of considerable debate and modification; however, changes in contract prices could result from the legislative process.

    Destec has been engaged to perform project development, engineering, construction, operations and maintenance and business management services related to certain of these partnerships and has recognized revenues of $324,116, $455,517, and $385,853 in 1996, 1995 and 1994, respectively. Assets and liabilities associated with the performance of these services and the advancement of funds are included in the balance sheet captions labeled "Affiliates."

    In September 1996, an indirect wholly owned subsidiary of Destec, as part of an international consortium, purchased for $1,900,000 the 1,600 MW Hazelwood Power Station and the adjacent Hazelwood Mine in Victoria, Australia. The consortium formed a partnership (the "Hazelwood partnership") to own and operate the Hazelwood facility. Destec holds a 20% limited partnership interest in the Hazelwood partnership and made an original equity contribution of $176,104 in September 1996. A wholly owned subsidiary of Destec entered into a separate agreement with National Power PLC, another member of the international consortium, in September 1996, which entitles Destec to receive approximately $4,000 for each of the years ended December 31, 1997, 1998 and 1999. The total amount of approximately $12,000 is recorded in NOTE RECEIVABLE--AFFILIATES, LONG-TERM/SHORT-TERM as of December 31, 1996 and reduces Destec's original equity contribution to $164,104. The remainder of Destec's investment is included in the project financing at the partnership level. The Hazelwood partnership is planning a major capital expenditure program which may be funded from future capital contributions to refurbish two of the eight operating units in order to maximize operating efficiencies and upgrade environmental performance.

    Unaudited pro forma net income and net income per share of Destec, as if the acquisition had occurred at the beginning of the years and after giving effect to certain pro forma adjustments related to the acquisition, were approximately $38,990 and $0.68 and $29,492 and $0.50 for 1996 and 1995, respectively. Pro forma revenue was $574,146 and $636,288 in 1996 and 1995, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1996 or 1995.

    See Note 14 for discussion of the engineering services agreement with the Hazelwood partnership.

    Equity investments include Destec's equity contributions during the years ended December 31, 1996 and 1995 as follows:

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                  1996       1995
                                                               ----------  ---------
Bear Mountain................................................  $    6,000         --
Crockett.....................................................  $    8,605         --
Hazelwood....................................................  $  164,819         --
Michigan Power...............................................  $   11,489         --
Oyster Creek.................................................          --  $  29,432
Tiger Bay....................................................          --  $  33,000

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

8. EQUITY INVESTMENTS (CONTINUED)
    The following is a summary of aggregated financial information for all investments owned by Destec which are accounted for under the equity method:

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                       HAZELWOOD
                                                          1996       TOTAL 1996       1995
                                                      ------------  ------------  ------------
BALANCE SHEETS
Current assets......................................  $     88,145  $    433,687  $    179,562
Construction in progress............................            --       453,686       388,934
Property and equipment, net.........................     1,880,588     3,620,862     1,365,927
Other assets........................................        34,312        94,369        43,363
                                                      ------------  ------------  ------------
  Total assets......................................  $  2,003,045  $  4,602,604  $  1,977,786
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

Current liabilities.................................  $     25,649       229,226  $    278,754
Construction related obligations....................            --       107,224        14,297
Long-term debt and other liabilities................     1,080,641     2,974,032     1,409,158
Equity..............................................       896,755     1,292,122       275,577
                                                      ------------  ------------  ------------
  Total liabilities and equity......................  $  2,003,045  $  4,602,604  $  1,977,786
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Destec's share of equity............................  $    165,462  $    323,250  $    139,784
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                HAZELWOOD
                                                  1996      TOTAL 1996     1995        1994
                                               -----------  ----------  ----------  ----------
STATEMENTS OF OPERATIONS
Sales........................................   $  68,690   $  640,091  $  432,889  $  274,549
Operating Income.............................      26,421      213,132     130,341      82,942
Net Income...................................         217       52,419      28,048      20,695
Destec's share of earnings from equity
  investments................................   $      43   $   19,389  $   12,385  $    9,259

    See Note 22 for discussion of the potential sale of the Tiger Bay cogeneration facility.

    As of December 31, 1996, Destec has a corporate guarantee associated with an equity contribution to the Elsta project of approximately $39,634. Destec expects to make this equity contribution in 1998.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

9. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Accrued maintenance and repair reserve..................................  $  15,018  $  21,460
Accrued employee benefits, payroll and other related costs..............     16,067     11,419
Ad valorem taxes........................................................      3,522      4,235
Accrued operating costs.................................................      9,965      6,866
Accrued obligation under purchase commitments...........................      1,562      1,216
Accrued restructuring charges...........................................        463      1,602
Other...................................................................      2,195      3,153
                                                                          ---------  ---------
  Total.................................................................  $  48,792  $  49,951
                                                                          ---------  ---------
                                                                          ---------  ---------

    Accrued employee benefits include vacations, deferred savings plan contributions, deferred defined benefit contracts, incentive compensation and awards under stock plans (see Notes 16 and 17). Accrued restructuring charges are the remaining liabilities associated with Destec's 1994 plan to realign its strategic objectives (see Note 18).

10. LONG-TERM LIABILITIES

    Long-term liabilities consisted of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Accrued maintenance and repair reserve..................................  $  36,595  $  30,112
Accrued energy resource obligations.....................................         --        756
Accrued restructuring charges...........................................      1,349      1,798
Long-term lease liability...............................................      3,677      3,633
Deferred stock liability................................................        853      2,548
Long-term commitments...................................................      2,722      2,741
Other...................................................................      4,893      4,584
                                                                          ---------  ---------
  Total.................................................................  $  50,089  $  46,172
                                                                          ---------  ---------
                                                                          ---------  ---------

    Accrued restructuring charges are the remaining costs associated with Destec's 1994 plan to realign its strategic objectives (see Note 18). Long-term lease liability includes the long-term lease arrangement for office space at corporate headquarters in Houston (see Note 15). Deferred stock liability includes the value of the stock granted under the Destec stock compensation plan (see Note 17). Long-term commitments include the accrued operating efficiency penalty for the Wabash facility (see Note 12).

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

11. PROJECT FINANCING DEBT

    In August 1996, Destec arranged non-recourse financing for the 140 MW Indian Queens facility located in Cornwall, United Kingdom. The project financing, which consists of a $56,562 construction facility and $39,850 in term facility and other debt instruments, was arranged and underwritten by Barclays Bank PLC. Through December 31, 1996 Destec has recorded advances under the construction facility of $53,820 in PROJECT FINANCING DEBT. The credit agreement divides the facility into two tranches which carry interest at LIBOR plus variable margins. The conversion of the construction loan to term is expected to occur in early 1997. The term loan is collateralized by the project's assets and matures over a period of 17 years. Under the terms of the credit agreement, the unconsolidated financial statements of the Indian Queens project are subject to various coverage ratios. Interest costs of approximately $1,000 incurred during the construction of the facility were capitalized as of December 31, 1996. The interest rates in effect as of December 31, 1996 were 6.52% on $23,996 and 7.27% on $29,824.

12. SYNGAS

    In 1992, Destec entered into an agreement with the U.S. Department of Energy ("DOE") and PSI Energy, Inc. ("PSI") for the design, construction and operation of a syngas facility, the Wabash River Coal Gasification Repowering project ("Wabash facility"). The Wabash facility, located in Indiana, began commercial operations in November 1995. The capacity of the facility is approximately 262 MW. Destec will provide coal gasification services for PSI under a 25 year contract. Effective June 1996, Destec refinanced its operating lease agreement associated with the Wabash facility to include certain improvements made to the facility. Under the terms of the gasification services agreement with PSI, Wabash is subject to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7,000 per operating year and is calculated based on the annual average syngas production. Destec's accrual for this potential penalty was $2,722 and $1,741 as of December 31, 1996 and 1995, respectively. During 1996, Destec began making significant equipment and process improvements in order to improve the reliability and profitability of the Wabash facility. The total cost of the improvements is estimated at $14,000 and completion is expected in 1997.

    Under the terms of the DOE Agreement, the DOE paid $161,000 of the construction costs and will pay 50% of certain operating costs during the first three years of operation. These reimbursements, which are netted in operating costs were $13,719 and $3,230 in 1996 and 1995, respectively.

    Pursuant to a 1985 settlement agreement between Dow and a competitor, Dow made a payment of $2,250 for the future use of coal gasification technology by Dow and or its successors. In order for Destec, as Dow's successor, to receive the benefit of this payment in connection with Wabash, Dow transferred the benefit of this $2,250 payment to Destec. Thus, Destec received a $2,250 asset from Dow and recorded it as additional-paid-in-capital. An additional $1,250 obligation related to the foregoing was accrued in 1995 and capitalized as part of the project by Destec as the successor to the coal gasification business of Dow after completion and start-up of this facility in November 1995.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

12. SYNGAS (CONTINUED)

    In connection with an agreement with the U.S. Department of Treasury, Destec received certain guaranteed payments ("Guaranteed Payments") for the sale of syngas to Dow that was produced at Destec's coal gasification facility (the "LGTI facility"), located near Plaquemine, Louisiana. During 1995, Destec earned $63,014, leaving a balance of $59 from the cumulative Guaranteed Payments of $584,500. The remaining balance will not be earned because it was not economical to restart the plant after the outage in November 1995. The LGTI facility was fully depreciated as of September 1995. Destec and Dow signed an agreement in 1996 whereby the LGTI equipment and all related facilities, except the slag pile, would be transferred to Dow. Destec has agreed to reimburse Dow for clean-up and disposal expenses up to a maximum of approximately $250. Destec has agreed to remove the slag pile at the site in compliance with applicable federal, state and local legal requirements. The cost of removal is expected to be offset by proceeds from the sale of the slag.

13. INCOME TAXES

    The provision for income taxes consisted of the following:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1996       1995       1994
                                                              ----------  ---------  ---------
CURRENT:
Federal.....................................................  $  (28,691) $   8,249  $  50,630
State and local.............................................       4,004      4,016      3,554
Foreign.....................................................         672        259        117
                                                              ----------  ---------  ---------
    Total...................................................     (24,015)    12,524     54,301
DEFERRED:
Federal.....................................................      40,517     (1,793)    (8,736)
Foreign.....................................................        (769)       (86)       770
                                                              ----------  ---------  ---------
    Total income tax provision..............................  $   15,733  $  10,645  $  46,335
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

13. INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities computed at the statutory rate related to temporary differences:

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                          1996         1995
                                                                       -----------  ----------
Assets:
  Accrued liabilities................................................  $     2,487  $    2,851
  Billings in excess of costs........................................         (884)        438
  Property...........................................................        1,054       1,988
  Other assets.......................................................        2,124       2,124
  Investment tax credit carryforward.................................        1,692       2,600
  Alternative minimum tax credit carryforward........................        7,390       7,245
  Foreign net operating loss carryforward............................        3,054       2,610
  Long-term liabilities..............................................       21,987      20,450
  Deferred income....................................................       14,776      13,094
                                                                       -----------  ----------
    Total deferred tax assets........................................       53,680      53,400
    Valuation allowance..............................................       (4,661)     (5,210)
                                                                       -----------  ----------
    Deferred tax assets--net.........................................       49,019      48,190
                                                                       -----------  ----------
Liabilities:
  Depreciation, depletion and amortization...........................      (36,012)     (8,951)
  Mineral reserves...................................................      (23,431)    (22,272)
  Equity investments.................................................      (49,206)    (39,737)
  Other..............................................................       (6,844)     (6,270)
                                                                       -----------  ----------
    Deferred tax liabilities.........................................     (115,493)    (77,230)
                                                                       -----------  ----------
    Total deferred taxes--net........................................  $   (66,474) $  (29,040)
                                                                       -----------  ----------
                                                                       -----------  ----------

    Amounts related to the above deferred tax assets and liabilities are included in the accompanying consolidated balance sheets as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Current assets:
  Deferred taxes--net.................................................  $    5,370  $    5,680
Long-term liability:
  Deferred taxes--net.................................................     (71,844)    (34,720)
                                                                        ----------  ----------
    Total deferred taxes--net.........................................  $  (66,474) $  (29,040)
                                                                        ----------  ----------
                                                                        ----------  ----------

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

13. INCOME TAXES (CONTINUED)
    Major differences in taxes on income between amounts based on the statutory tax rate and the combined tax provision are as follows:

                                                               FOR THE YEARS ENDED DECEMBER
                                                                            31,
                                                              -------------------------------
                                                                1996       1995       1994
                                                              ---------  ---------  ---------
Taxes at U.S. statutory rate................................  $  20,498  $  15,871  $  54,886
State and local taxes, net of federal benefits..............      2,603      2,610      2,924
Goodwill amortization.......................................        865        865        865
Energy resources tax credits................................     (2,093)    (6,766)    (6,953)
Tax exempt interest.........................................     --           (163)    (3,587)
Valuation allowance.........................................       (549)     2,421     --
FSC benefit.................................................     (1,811)      (366)    --
Foreign net operating loss carryforwards....................       (436)    (2,351)    --
Settlement of tax audit items...............................     (3,000)    (1,226)    --
Other--net..................................................       (344)      (250)    (1,800)
                                                              ---------  ---------  ---------
    Total tax provision.....................................  $  15,733  $  10,645  $  46,335
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
    Effective tax rate......................................         27%        23%        30%

    The change in valuation allowance during 1995 was a net increase of $2,421 due primarily to foreign tax losses which were not likely to be realizable at that time. The change in valuation allowance during 1996 was a net decrease of $549 due to investment tax credits utilized of $908 and foreign tax losses of $359 which do no appear realizable at this time. During 1996, $908 of investment tax credit carryforwards were utilized to reduce taxes payable and were reflected as a reduction of goodwill. The valuation allowance includes approximately $1,700 of investment tax credit carryforwards expiring in 2003 which may not be realized. These carryforwards are limited to use by the subsidiary in which they were generated. See Note 22 for discussion of the effects the proposed merger of Destec with a wholly owned subsidiary of NGC would have on the Tax Agreement between Dow and Destec.

14. RELATED PARTY TRANSACTIONS

    Destec engaged in several transactions with Dow which resulted in the following balances:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Cash and cash equivalents--Dow........................................  $   --      $    4,422
Accounts receivable--Dow..............................................  $    1,889  $    1,144
Lease receivable from Dow.............................................  $   44,159  $   44,159
Accounts payable--Dow.................................................  $  (12,661) $  (13,249)

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

14. RELATED PARTY TRANSACTIONS (CONTINUED)
    The transactions which resulted in these balances are described as follows:

    Destec had entered into a PMA with Dow whereby Destec provided administrative, business management and marketing services with respect to a portion of the electricity generated at Dow's Freeport, Texas cogeneration facilities and sold under contracts to the local utilities. The final contract related to this agreement expired on April 30, 1995. For such services, Dow paid Destec an amount based on a formula specified in the PMA. The resulting revenue recorded and collected was $3,276 and $125,209 for the years ended December 31, 1995 and 1994, respectively.

    The LGTI facility, which ceased operations in November 1995, provided fuel to a Dow plant pursuant to a long-term fuel supply contract. Revenues from such sales aggregated $7,611 and $13,661 for the years ended December 31, 1995 and 1994, respectively. No revenues for such sales were earned for the year ended December 31, 1996. Destec and Dow signed an agreement in 1996 under which the LGTI equipment and all related facilities, except the slag pile, were transferred to Dow. Destec has agreed to reimburse Dow for clean-up and disposal expenses up to a maximum of $250. Destec has agreed to remove the slag pile at the site in compliance with applicable federal, state and local legal requirements. The cost of removal is expected to be offset by proceeds from the sale of the slag (see Note 12).

    LGTI purchased from Dow certain materials and services (including research and development) necessary for the operation of its facility pursuant to service agreements. In addition, Dow performed the purchasing of all operating activities of the LGTI facility. Costs incurred related to these services aggregated $13,509 and $19,271 for the years ended December 31, 1995 and 1994, respectively. During 1996, costs of $1,176 were incurred during the site clean-up of the LGTI facility. Amounts of $523 and $3,274 relating to these services were included in ACCOUNTS PAYABLE--DOW at December 31, 1996 and 1995, respectively.

    Destec and Dow have entered into an amended service agreement whereby certain administrative services are provided to Destec at a fee of $122 per calendar quarter. In the opinion of management, the service agreement is based on reasonable estimates of the costs of such services.

    Destec and Dow have extended credit to each other up to $350,000 from time to time under the Destec/Dow Credit Agreements. The agreements expired on December 31, 1996, and management does not expect renewal at this time. At December 31, 1995, cash equivalents included $4,422 of cash advances to Dow. Due to the expiration of the agreements no amounts were included in cash equivalents at December 31, 1996. Interest due on Destec advances to Dow of $122 and $566 is included in ACCOUNTS RECEIVABLE--DOW at December 31, 1996 and 1995, respectively. There were no outstanding borrowings from Dow at December 31, 1996 and 1995.

    Certain personnel, occupancy and engineering services are performed by both Dow and Destec. The net amounts of $10,372 and $9,395 related to such services were included in ACCOUNTS RECEIVABLE/ACCOUNTS PAYABLE--DOW at December 31, 1996 and 1995, respectively.

    See Note 6 for discussion of lease receivable from Dow.

    In 1993, Destec signed an agreement to develop the 405 MW Elsta facility in the Netherlands to provide steam and electricity to Dow's Terneuzen facility as well as electricity to the local distribution network. The project is expected to commence commercial operations in 1997.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

14. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Oyster Creek facility, in which Destec owns a 50% non-controlling interest, commenced commercial operations in October 1994. The 424 MW facility provides 369 MW of electricity and 1.1 million pounds per hour of process steam to Dow who also operates and maintains the facility. See Note 22 for discussion of the effects the proposed merger of Destec with a wholly owned subsidiary of NGC would have on the Oyster Creek facility.

    In October 1995, the Michigan Power project, in which Destec owns a 50% non-controlling interest, commenced commercial operations. The 123 MW facility, located in Ludington, Michigan, provides Dow with 320,000 pounds per hour of process steam.

    Dow and Destec entered into a registration rights agreement pursuant to the Offering in which Dow has been granted certain demand and piggyback registration rights with respect to the common stock of Destec owned by Dow as of such date or acquired thereafter. Destec agrees to indemnify Dow for certain liabilities, including liabilities under the Securities Act of 1933, in connection with such registration.

    Dow assigned to Destec certain patents, pending patent applications, inventions, discoveries and information pertaining to coal gasification and lignite beneficiation pursuant to the Offering. Dow retained a royalty-free world-wide license to use this technology in Dow facilities for chemical production. Dow and Destec have entered into (i) a First Amendment to Research and Development Agreement, effective December 31, 1996 and (ii) a First Amendment to Assignment Agreement, effective as of December 15, 1996. Pursuant to the Research and Development Agreement, as amended, Destec engaged Dow to provide certain research and development services with respect to intellectual property relating to the gasification of carbonaceous materials and to lignite beneficiation.

    Covenants contained in various agreements relating to certain of Dow's indebtedness prohibit Dow from allowing Destec, subject to certain exceptions, to encumber or otherwise pledge as security any of its properties or assets or the capital stock of any of Destec's subsidiaries. In addition, Dow may not permit Destec to incur indebtedness to the extent such occurrence would cause Dow indebtedness on a consolidated basis to exceed 60% of Dow's consolidated capitalization. As of December 31, 1996, Dow's indebtedness on a consolidated basis was approximately 29% of consolidated capitalization. Dow's debt instruments also restrict the ability of Dow and its subsidiaries to engage in certain sale and lease-back transactions involving facilities which are material to the business conducted by Dow and its subsidiaries located in the United States taken as a whole. Destec's management believes that these restrictions will not significantly affect Destec's ability to conduct its business.

    In September 1996, in conjunction with Destec's acquisition of a 20% interest in the Hazelwood partnership (see Note 8), Destec entered into an engineering services agreement with the Hazelwood partnership. This agreement encompasses engineering consultation related to the capital improvement program at the Hazelwood facility.

15. LEASE COMMITMENTS

    Effective June 7, 1996, Gasification Services, Inc. ("GSI") refinanced its operating lease agreement associated with the Wabash facility for a term of 5 years resulting in a reduction in interest spreads and elimination of several financial covenants associated with the original financing. The future minimum lease payments associated with the lease as of December 31, 1996 are approximately $224,000. Destec has

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

15. LEASE COMMITMENTS (CONTINUED)
guaranteed GSI's performance pursuant to this new lease agreement. Under the Wabash lease agreement, the occurrence of certain events ("Termination Events"), such as a change in control of Destec (see Note 22), will automatically terminate the lease. According to the Wabash lease agreement, if Dow shall fail to own a majority of outstanding shares of Destec, the Guarantor, a Termination Event will occur. Upon the date of the occurrence of any Termination Event, the lessee shall, on the payment date relating to the payment of partnership rent next succeeding the Termination Event date, purchase the lessor's interest in the property from the lessor for a purchase price equal to the lease termination payment in accordance with purchase provisions set forth in the agreement. The lease termination payment is $193,300 plus accrued interest from the date of last lease payment.

    Destec also has an operating lease for the CLI facility with future estimated minimum lease payments as of December 31, 1996 of approximately $212,000. The lease agreement is an operating lease with an initial non-cancelable term of 5 years ending in 2000 and an extended term of an additional 13 years ending in 2013. The lease allows for termination after the initial term, subject to a penalty clause. CLI is required to remit to the lessor, in addition to basic rentals as defined, variable rentals associated with the leveraged portion of the lease. Dow has guaranteed Destec's performance pursuant to this lease agreement. See Note 22 for discussion of the effects the potential sale of Destec's stock would have on the CLI lease guarantee by Dow.

    In addition to the aforementioned lease agreement, Destec also leases certain office space under operating leases.

    Future minimum rentals under noncancelable operating leases in effect at December 31, 1996 are as follows:

                                                                         RENTAL    SUBLEASE      NET
                                                                        EXPENSE     REVENUE     RENTAL
                                                                       ----------  ---------  ----------
1997.................................................................  $   29,078  $    (903) $   28,175
1998.................................................................      29,889       (903)     28,986
1999.................................................................      31,007       (903)     30,104
2000.................................................................     195,570       (903)    194,667
2001 and thereafter..................................................     174,581       (827)    173,754
                                                                       ----------  ---------  ----------
  Total minimum lease payments.......................................  $  460,125  $  (4,439) $  455,686
                                                                       ----------  ---------  ----------
                                                                       ----------  ---------  ----------

    The years 2000 and 2001 include lease termination payments.

    Total rental expense on operating leases was $25,716, $20,168 and $24,996 in 1996, 1995 and 1994, respectively.

16. BENEFIT PLANS

    Certain of Destec's officers and employees formerly participated in benefit plans sponsored by Dow during their employment with Dow. All amounts contributed or paid by Dow on behalf of Destec's employees pursuant to the Dow plans have been charged to Destec and are reflected in Destec's

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

16. BENEFIT PLANS (CONTINUED)
consolidated financial statements. Dow satisfied all pension obligations related to these employees and officers prior to the implementation of Destec's own benefit plans and, accordingly, no accrued benefit obligation was transferred to Destec. Deferred defined compensation contracts (the "Agreements") were extended to former Dow employees in order to replace the future value of their then vested interest in the Dow benefit plans. These contracts provide for certain future payments which accrue over various terms of future employment to be made to these employees upon retirement, termination, or in certain cases, a change in the control of Destec, to supplement the Destec deferred tax savings plan which was implemented at the same date and which is outlined below. Should Destec be unable to perform under the Agreements, Dow has guaranteed these payments which were $2,689 and $2,833 as of December 31, 1996 and 1995, respectively. See Note 22 for discussion of the effects the proposed merger of Destec with a wholly owned subsidiary of NGC would have on Dow's guaranty related to these payments.

    The Destec Energy, Inc. Retirement and Savings Plan ("Retirement and Savings Plan") is a deferred tax savings plan which covers all of its full-time employees. Amounts owed to the Retirement and Savings Plan (including amounts withheld from employees and not yet paid to the plan) and included in ACCRUED LIABILITIES for 1996 and 1995, were $6,416 and $3,765, respectively. Destec recorded expenses of $3,204, $3,274 and $2,776 for the years ended 1996, 1995 and 1994, respectively, related to this plan. Additionally, Destec has a non-qualified deferred compensation plan and an executive salary continuation plan pursuant to which certain key officers and/or former employees of Destec participate.

    As a result of operational defects in the administration of the Retirement and Savings Plan since 1991, Destec filed a Voluntary Compliance Report ("VCR") with the Internal Revenue Service ("IRS"). If the VCR application is approved by the IRS, Destec will make a contribution to the Plan of approximately $4,689 (before tax effect) including accrued interest (included in ACCRUED LIABILITIES as discussed above). Destec's management believes that adequate reserves are provided as of December 31, 1996 for this potential liability.

    Effective January 1, 1994, Destec adopted an unfunded defined benefit postretirement plan for continuation of group medical benefits which is accounted for under SFAS No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions." Upon eligible retirement, Destec contributes (with certain caps) 50% of group medical premium cost for employees and dependents. The accumulated postretirement benefit obligation is $1,091 which will be amortized over approximately 10 years. The significant assumptions used in the valuation of this obligation were a 1996 discount rate of 7.5%, an average retirement age of 65 and the 1983 Group Annuity Mortality Table. Destec recorded expenses of $238 and $320 for the years ended December 31, 1996 and 1995, respectively, for service costs and amortization of the accumulated postretirement benefit obligation related to this plan.

    Between May 1994 and September 1996, Destec entered into severance and services agreements (the "Agreements") with certain employees, fourteen of which are remaining as of December 31, 1996. Each Agreement provides that in the event of a change in control of Destec, and the termination of the employee, under certain circumstances the employee is entitled to receive (i) certain severance and/or advisory service payments equal in the aggregate to two times the sum of
(a) annual salary plus (b) average annual bonus over the preceding three years (payment would include a pro rata portion of an employee's current year target bonus if termination occurs during the year), (ii) the continuation of certain benefits for two years, and (iii) reimbursement of certain legal fees that may be incurred (generally not to exceed $25

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

16. BENEFIT PLANS (CONTINUED)
per employee). The terms of the Agreements continue through December 31, 1997, with automatic one-year extensions beginning on January 1, 1997, unless the Company gives notice of non-extension by September 30 of the preceding year. Under the Agreements, a change in control of Destec includes: (i) any change required to be reported under Regulation 14A of the Securities Exchange Act of 1934, (ii) with the exception of The Dow Chemical Company, any entity acquiring 20% or more of the combined voting power of Destec's common stock, (iii) any change in the current Board of Directors during any subsequent two year period which would result in the current Board being less than a majority, or (iv) if all or substantially all of the assets of Destec are sold, liquidated or distributed. Under certain of these Agreements, employees may be required to provide advisory services to the Company for up to one year after termination of employment in the event of a change of control. The Company's maximum contingent liability for these severance and advisory service payments is estimated to be approximately $12,000 at December 31, 1996. The proposed merger of Destec with a wholly owned subsidiary of NGC (see Note 22) constitutes a change in control under the Agreements.

17. STOCK COMPENSATION PLANS

    At December 31, 1996, Destec has stock-based compensation plans under which shares or options could be granted to employees. Destec measures compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Given the terms of the plans, no compensation cost has been recognized for the fixed stock option plans or the stock purchase plan.

    Destec's reported net income and earnings per share would have been reduced had compensation cost for Destec's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123 "Accounting for Stock-Based Compensation." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected volatility of 29.69%; risk-free interest rate of 6.35%; and expected lives of 10 years for fixed stock option plans and 0.83 years for the Stock Purchase Plan. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:

                                                                   1996       1995        1994
                                                                 ---------  ---------  ----------
Net Income                 As Reported.........................  $  42,756  $  34,700  $  110,481
                           Pro Forma...........................  $  39,123  $  32,758  $  106,208
Net Income per Share       As Reported.........................  $    0.75  $    0.59  $     1.84
                           Pro Forma...........................  $    0.69  $    0.56  $     1.77

FIXED STOCK OPTION PLAN

    Under the Amended and Restated 1990 Award and Option Plan (the "1990 Plan"), Destec may grant up to 1% of the total outstanding shares of common stock on the first day of such year, increased in any year by 25% of the shares available. As of December 31, 1996, there were 56,079,260 shares outstanding. The option price per share may not be less than the fair market value on the date the option is granted and

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

17. STOCK COMPENSATION PLANS (CONTINUED) each option is exercisable into one share of common stock. The options under the 1990 Plan are exercisable from one to three years after the grant date according to individual agreements set forth at the time of the award. All options expire between the sixth and thirteenth anniversary of their respective vesting dates according to individual agreements.

    The following tables summarize information about fixed stock options outstanding at December 31, 1996:

                                                                               1995                     1994
                                                                      -----------------------  -----------------------
                                                                                   WEIGHTED                 WEIGHTED
                                                      1996                          AVERAGE                  AVERAGE
                                             -----------------------               EXERCISE                 EXERCISE
FIXED OPTIONS                                  SHARES                   SHARES       PRICE       SHARES       PRICE
-------------------------------------------  ----------               ----------  -----------  ----------  -----------
                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                                            PRICE
                                                         -----------
Outstanding at beginning of the year.......   2,131,408   $   14.06    1,968,067   $   14.89    1,134,325   $   17.77
Granted....................................     683,350   $   12.44      411,264   $    9.63      895,112   $   11.31
Exercised..................................     (17,659)  $   10.46      (12,846)  $   12.03       --          --
Forfeited..................................     (12,103)  $   14.44     (235,077)  $   13.36      (61,370)  $   16.10
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year.................   2,784,996   $   13.68    2,131,408   $   14.06    1,968,067   $   14.89
                                             ----------  -----------  ----------  -----------  ----------  -----------
Options exercisable at end of year.........   1,789,763   $   14.56    1,277,314   $   16.22    1,005,525   $   18.03
Weighted-average fair value of options
  granted during the year..................               $    6.96                $    5.39                $    6.33

                                  OPTIONS OUTSTANDING
                    -----------------------------------------------       OPTIONS EXERCISABLE
                                          WEIGHTED                   ------------------------------
                                           AVERAGE       WEIGHTED                        WEIGHTED
                         NUMBER           REMAINING       AVERAGE         NUMBER          AVERAGE
     RANGE OF        OUTSTANDING AT      CONTRACTUAL    EXERCISABLE   EXERCISABLE AT    EXERCISABLE
EXERCISABLE PRICES  DECEMBER 31, 1996       LIFE           PRICE     DECEMBER 31, 1996     PRICE
------------------  -----------------  ---------------  -----------  -----------------  -----------
$   9.63 to $14.94       1,806,271         7.22 years    $   11.41         811,038       $   10.57
$  15.00 to $18.69         769,600         6.01 years    $   16.12         769,600       $   16.12
$  19.56 to $24.44         209,125         6.34 years    $   24.35         209,125       $   24.35

STOCK PURCHASE PLANS

    Destec has an Employees' Stock Purchase Plan (the "Purchase Plan") which offers employees of Destec the right to purchase shares of the Company's common stock. The employees are eligible to subscribe for shares at a price set by the Company's Stock Award Committee up to 10% of each employee's gross annual salary as of the beginning of the plan year. The purchase price of the stock is 85% of the market price at the measurement date. Approximately 36% to 57% of the eligible employees have participated in the Purchase Plan in the last three years.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

17. STOCK COMPENSATION PLANS (CONTINUED)
    A summary of the status of Destec's stock purchase plan as of December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                                                                  1995                     1994
                                                                         -----------------------  ----------------------
                                                                                      WEIGHTED                WEIGHTED
                                                          1996                         AVERAGE                 AVERAGE
                                                 ----------------------               EXERCISE                EXERCISE
STOCK PURCHASE PLAN                               SHARES                   SHARES       PRICE      SHARES       PRICE
-----------------------------------------------  ---------               ----------  -----------  ---------  -----------
                                                             WEIGHTED
                                                              AVERAGE
                                                             EXERCISE
                                                               PRICE
                                                            -----------
Outstanding at beginning of the year...........    100,529   $   11.85      186,925   $    8.15      64,041   $   15.00
Granted........................................     72,503   $   11.25      103,422   $   11.85     187,051   $    8.15
Exercised......................................    (83,505)  $   11.84     (178,651)  $    8.18     (37,647)  $   14.99
Forfeited......................................    (17,804)  $   11.85      (11,167)  $    8.63     (26,520)  $   14.99
                                                 ---------  -----------  ----------  -----------  ---------  -----------
Outstanding at end of year.....................     71,723   $   11.25      100,529   $   11.85     186,925   $    8.15
                                                 ---------  -----------  ----------  -----------  ---------  -----------
Options exercisable at end of year.............     --          --           --          --          --          --
Weighted-average fair value of options granted
  during the year..............................              $    2.94                $    3.10               $    2.13

DEFERRED STOCK PLANS

    Under the 1990 Plan, Destec grants deferred stock to certain employees. The vesting period for such grants is generally 5 years. After the vesting period, the shares are issued to the employee. The number of deferred stock awards granted prior to 1993, in February 1993 and in February 1996 were 71,600, 38,900 and 16,100, respectively. Total awards exercised and forfeited as of December 31, 1996 were 17,600 and 37,850, respectively. Compensation expense equal to the fair market value of the shares on the date of the grant is recognized in the period of the grant and amounted to $207, $369 and $310 for 1996, 1995 and 1994, respectively. The number of deferred shares outstanding were 71,150, 77,300 and 90,800 as of December 31, 1996, 1995 and 1994, respectively.

1995 VARIABLE PAY PLAN

    In 1995, as part of Destec's variable pay plan, Destec offered all full-time employees the opportunity to take a portion of their individual cash awards in restricted stock. The restricted stock would vest at the end of each of the next three years. In addition, if Destec achieved certain thresholds, as defined by the Compensation Committee, the Company would match each restricted share with a deferred share. Destec expensed $779 and $1,425 in 1996 and 1995, respectively. During 1996, 219,556 shares were issued; of this amount, 92,183 shares were vested and 4,195 shares were canceled, leaving 123,178 shares outstanding as of December 31, 1996.

    See Note 22 for discussion of the effects the proposed merger of Destec with a wholly owned subsidiary of NGC would have on the stock-based compensation plans.

18. RESTRUCTURING CHARGES

    In September 1994, Destec's management finalized a study to refocus its business development efforts from domestic to international markets and to de-emphasize vertical integration. In order to implement

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

18. RESTRUCTURING CHARGES (CONTINUED)
this shift in focus, management developed a restructuring plan to reduce and realign the current work force and reduce overhead. In order to fully implement this plan, Destec recorded a restructuring charge of $10,000 in 1994 as a component of operating costs. Components of the charge were approximately $5,500 for termination pay and benefits, $3,100 for vacated lease space (net of revenues from potential sublease) and $1,400 related to the write-off of leasehold improvements and office equipment. Destec's remaining accruals relating to this charge were $1,812 and $3,400 as of December 31, 1996 and 1995, respectively. Destec's charges against the restructuring accrual were $1,588 and $4,520 for 1996 and 1995, respectively. The balance remaining at the end of 1996 is for vacated lease space net of sublease revenues.

19. COMMITMENTS AND CONTINGENCIES

    Destec is a defendant in certain lawsuits in which legal and financial responsibility cannot be determined at this time. Management believes that resolution of these matters will not materially affect Destec's Consolidated Financial Statements.

    At December 31, 1996 and 1995, respectively, Destec had outstanding irrevocable letters of credit from banks totaling $35,401 and $30,996. These letters of credit are pledged to support certain Destec equity commitments and other development activities.

    See Note 4 for discussion of the LYO Partnership Agreement.

    See Note 12 for discussion of the Wabash operating penalty.

    See Note 15 for discussion of lease commitments related to the Wabash and CLI facilities.

    Destec contracted in 1993 to design, engineer, build and operate a cogeneration facility in Polk County, Florida to be owned by a Delaware limited partnership ("Tiger Bay") in which Destec has an approximate 50% non-controlling equity interest. Destec has a commitment to loan up to an additional $10,000 (subordinated to the partnership's senior lenders) to the Tiger Bay project based on the project steam host's ability to contractually perform. In December 1993, Destec entered into a 20 year firm transportation agreement, effective in March 1995, with Florida Gas Transmission to maintain firm gas transportation capacity. Destec is required to pay approximately $3,500 per year over the contract life to maintain transportation capacity. During 1996, Destec sold the excess capacity which the Tiger Bay project was unable to utilize. Because the current market rate for natural gas transportation capacity was less than Destec's contracted cost, a resulting net fuel expense of $2,867 and $2,124 was incurred in 1996 and 1995, respectively.

    Pursuant to an agreement dated September 6, 1996, Destec has agreed to pay the investment banking firm of Morgan Stanley & Co. Incorporated ("Morgan Stanley") to assist Destec in exploring strategic alternatives to maximize shareholder value. If the Merger discussed in Note 22 is consummated, Destec will pay a total fee of approximately $5,100 (against which any previously paid fees would be credited) for services performed. If the Merger is not consummated the fee would be between $200 and $450. In addition to the foregoing compensation, Destec has agreed to reimburse Morgan Stanley for its expenses, including reasonable fees and expenses of its counsel, and to indemnify Morgan Stanley for liabilities and expenses arising out of the engagement and the transactions in connection therewith, including liabilities under federal securities laws.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

19. COMMITTMENTS AND CONTINGENCIES (CONTINUED)

    In January 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation for $445,000. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140,000. The sale is subject to certain conditions, including regulatory approvals and the closing of the proposed merger of Destec and NGC (see Note 22).

    Destec has entered into a long-term gas supply agreement for approximately 30 Mmcf per day of natural gas to be supplied at market prices to seven of the California cogeneration facilities in which Destec owns an equity interest. The term of this agreement is for a 10-year period, expiring in 2002, with provisions for a 5-year renegotiated extension.

20. MAJOR CUSTOMERS

    The following represents the percentages of revenue from individual sources which exceed 10% of Destec's total revenue:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1996         1995         1994
                                                            -----------  -----------  -----------
Electric Utilities(1).....................................         21%          10%       --
Foreign Governments(2)....................................         10%       --           --
Guaranteed Payments.......................................      --              10%          11%
Dow.......................................................      --           --              19%
Elsta project(3)..........................................         37%          16%       --
Kingston project(3).......................................      --              11%       --
Michigan Power project(3).................................      --              10%       --
Tiger Bay project(3)......................................      --           --              11%
Wabash River project(3)...................................      --              18%          17%

------------------------

(1) Destec's sales to electric utilities increased significantly in 1996. The CLI facility, which contributed approximately 16% of Destec's total revenue, is currently operating slightly above a break-even point. The majority of the CLI facility's sales are to HL&P at tariff prices approved by the Public Utilities Commission of Texas for cogenerators. During 1996, DPS sold power on behalf of CLI to various utility customers. The Wabash facility began operating in November 1995 and contributed approximately 5% of Destec's total revenue through sales to PSI (see Note 12). The remainder of sales to Electric Utilities resulted from DPS marketing power from various sources to a number of different electric utilities.

(2) The Los Mina facility, located in the Dominican Republic, commenced commercial operations in the second quarter of 1996 and sells power to Corporacion Dominicana de Electricidad which is a government owned utility in the Dominican Republic.

(3) Revenues related to the Elsta, Kingston, Michigan Power, Tiger Bay and Wabash projects result from development, engineering and operating activities necessary to construct and operate these facilities.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

21. FOREIGN OPERATIONS

                                                                       UNITED      FOREIGN
                                                                       STATES    OPERATIONS     TOTAL
                                                                     ----------  -----------  ----------
1996
Total revenue--affiliates..........................................  $  324,116   $  --       $  324,116
Total revenue--nonaffiliates.......................................     196,468      57,328      253,796
Operating income...................................................      15,111       6,224       21,335
Investments in and advances to unconsolidated subsidiaries.........     157,747     165,503      323,250
Other identifiable assets..........................................     600,184      87,681      687,865
Gross plant properties.............................................     107,050      76,295      183,345
Plant depreciation.................................................     (45,465)     (3,849)     (49,314)
Capital expenditures...............................................  $   25,123   $ 111,073   $  136,196
--------------------------------------------------------------------------------------------------------
1995
Total revenue--affiliates..........................................  $  466,404      --       $  466,404
Total revenue--nonaffiliates.......................................     175,092      --          175,092
Operating income...................................................      (9,915)     --           (9,915)
Investments in and advances to unconsolidated subsidiaries.........     139,758          26      139,784
Other identifiable assets..........................................     821,516      20,924      842,440
Gross plant properties.............................................     104,491      --          104,491
Plant depreciation.................................................     (38,903)     --          (38,903)
Capital expenditures...............................................  $   13,456   $  19,647   $   33,103
--------------------------------------------------------------------------------------------------------
1994
Total revenue--affiliates..........................................  $  524,723      --       $  524,723
Total revenue--nonaffiliates.......................................     201,970      --          201,970
Operating income...................................................     113,672      --          113,672
Investments in and advances to unconsolidated subsidiaries.........      80,864      --           80,864
Other identifiable assets..........................................     862,653      --          862,653
Gross plant properties.............................................      68,868      --           68,868
Plant depreciation.................................................     (34,850)     --          (34,850)
Capital expenditures...............................................  $   39,075   $  --       $   39,075
--------------------------------------------------------------------------------------------------------

    Destec currently has interest in the following foreign projects:

PROJECT NAME                              MW                      LOCATION                     % OWNERSHIP
-------------------------------------  ---------  -----------------------------------------  ---------------
Los Mina.............................        236  Santo Domingo, Dominican Republic                   100
Indian Queens........................        140  Cornwall, United Kingdom                            100
Kingston.............................        110  Ontario, Canada                                      50
Hazelwood............................      1,600  Victoria, Australia                                  20
Elsta (start-up est. 1997)...........        405  Terneuzen, The Netherlands                           50

    The Los Mina facility commenced commercial operations in May 1996, and the Indian Queens and Kingston projects both reached substantial completion in December 1996 and made a limited number of sales to outside parties. In September 1996, Destec acquired a 20% interest in the Hazelwood project

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

21. FOREIGN OPERATIONS (CONTINUED)
which was operational at the time it was purchased. Because the Los Mina facility began operating in May 1996, it is the only foreign project which contributed significant operating revenue during 1996 (see Note 20).

22. EVENTS SUBSEQUENT TO DECEMBER 31, 1996

    On January 17, 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the nominally rated 220 MW Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation for approximately $445,000. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140,000. The sale is subject to certain conditions, including, without limitation, regulatory approvals and the sale of Destec.

    On February 17, 1997, Destec executed an Agreement and Plan of Merger (the "Merger Agreement"), by and among Destec, Dow, NGC Corporation ("NGC") and NGC Acquisition Corporation II, a wholly owned subsidiary of NGC ("Purchaser"), pursuant to which, among other things, Purchaser will merge with and into Destec (the "Merger"). The surviving corporation after the Merger will be a wholly owned subsidiary of NGC. Pursuant to the Merger Agreement, among other things, each outstanding share of common stock of Destec will be converted into the right to receive $21.65 in cash (the "Merger Consideration"), or approximately $1,270,000 in the aggregate. The consummation of the Merger is subject to certain conditions, including the approval by the affirmative vote of at least 66 2/3% of the outstanding shares of Destec common stock entitled to vote, as well as the approval by federal antitrust authorities and the Federal Energy Regulatory Commission. Dow, which owns 80% of the outstanding common stock, has agreed to vote its shares of common stock for approval and adoption of the Merger Agreement.

    Destec has various agreements with its principal stockholder, Dow and its subsidiaries and affiliates (the "Dow Agreements"). Certain of the Dow Agreements and certain agreements among Destec, Dow and NGC entered into on February 17, 1997, will be affected by the consummation of the Merger Agreement and the transactions contemplated thereby, as described below.

    The Merger Agreement provides that, upon the consummation of the Merger, NGC and Purchaser will cause Dow to be released as an obligor under the following agreements: (i) Guaranty, dated as of August 11, 1995, by Dow for the benefit of CoGen Funding, Limited Partnership relating to Dow's guarantee of the payment of the lease obligations of CLI (the "CLI Guaranty"); and (ii) Guaranty, dated as of December 18, 1991, by Dow in favor of Destec and certain identified individuals, relating to Dow's guarantee of the performance of Destec of its obligations under certain compensation adjustment agreements with Destec employees formerly employed by Dow (the "Compensation Guaranty").

    In connection with the release of Dow as obligor under the CLI Guaranty, NGC and Dow have entered into an Indemnity Agreement, dated as of February 17, 1997, whereby NGC has agreed to use its reasonable best efforts to terminate the CLI Guaranty or substitute NGC in Dow's stead under the CLI Guaranty; and in any event, indemnify Dow against any losses arising out of the CLI Guaranty. In connection with the release of Dow as obligor under the Compensation Guaranty, Destec, Dow, and NGC have entered into a Waiver, Release and Substitution agreement, dated as of February 17, 1997, whereby

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

22. EVENTS SUBSEQUENT TO DECEMBER 31, 1996 (CONTINUED)
(i) NGC has agreed to be substituted in Dow's stead and to assume all of Dow's rights and obligations under or in connection with the Compensation Guaranty,
(ii) NGC has agreed to indemnify Dow for any and all liability which may arise under or in connection with Compensation Guaranty, (iii) Destec has consented to such substitution, and (iv) Destec and NGC have released and discharged Dow from any and all claims or liabilities based upon any duty or obligation to Destec or the individuals covered by the compensation adjustment agreements in connection with the Compensation Guaranty.

    Destec and Dow have entered into a First Amendment to the Tax Sharing Agreement, dated February 17, 1997 pursuant to which the most recent tax sharing agreement between Dow and Destec was amended to provide, among other things, (i) the provisions of such tax sharing agreement apply to this deconsolidation of Destec from the consolidated group of corporations for which Dow files tax returns for U.S. Federal income tax purposes; (ii) on the Closing Date of the Merger Agreement, Dow will pay to Destec $10,000 as an advance payment of amounts expected to be paid to Destec under such tax sharing agreement with respect to the 1997 tax year; (iii) Dow will be treated as having actually utilized all deduction, losses, credits and other tax attributes of Destec prior to Destec's deconsolidation, with the effect that Destec will be entitled to payments for such items by Dow pursuant to such tax sharing agreement; and (iv) Destec will not be liable to Dow for taxes with respect to certain transactions. The First Amendment to the Tax Sharing Agreement will be effective as of the Effective Time of the Merger Agreement.

    Pursuant to the First Amended Lease Agreement, dated as of January 1, 1990, as amended between Destec Properties Limited Partnership, a wholly owned subsidiary of Destec ("Destec Properties"), and Dow, Dow has given notice that it is exercising its option to purchase all of Destec's interest in certain specific lignite reserves. The exercise price of approximately $44,000 will be paid to Destec immediately prior to the effective time of the Merger. Consequently, Destec Properties and Dow have entered into (i) a Termination Agreement Concerning the First Amended Lease Agreement, entered into February 17, 1997, to become effective as of the effective time of the Merger and (ii) a Termination Agreement concerning the First Amended Lignite Properties Maintenance Agreement, entered into February 17, 1997, to become effective at the effective time of the Merger, pursuant to which Destec will provide limited consulting and training with respect to the management and maintenance of the lignite reserves to Dow at no additional cost.

    Pursuant to the Oyster Creek Agreement, dated February 17, 1997, by and among Destec, Dow and NGC, Dow has obtained a right of first refusal with respect to the stock of certain Destec subsidiaries related to the Oyster Creek cogeneration facility and waived its right to exercise an option to purchase the partnership interests of such company subsidiaries in Oyster Creek Limited that would become exercisable in the event Dow no longer holds a majority interest of the common stock of Destec.

    Pursuant to a Site Development Agreement, dated February 17, 1997, by and between Dow and Destec, for five years, Dow will include Destec in the Dow notification to potential third party (power company) bidders with respect to energy generation facility projects at certain Dow sites put to bid and invite the Company to participate in the bid process. In the event that Dow does not provide such notification and an invitation to bid, Dow will pay the Company the amount of damages which the Company shows it suffered up to a cap of $25 per project.

    Dow and Destec have entered into a First Amendment to Research & Development Agreement, effective December 31, 1996. Pursuant to the Research & Development Agreement, dated March 1, 1990,

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

22. EVENTS SUBSEQUENT TO DECEMBER 31, 1996 (CONTINUED)
Destec engaged Dow to provide certain research and development services with respect to intellectual property relating to gasification of carbonaceous materials and to lignite beneficiation, which intellectual property was assigned to Destec by Dow pursuant to an Assignment Agreement, dated March 1, 1990. The First Amendment to Research & Development Agreement provides, in pertinent part, the term of the Research & Development Agreement will continue through December 31, 1997, unless the parties otherwise agree to in writing, and further identifies three individual Dow employees that will continue to provide research and development support services pursuant to such agreement, with Dow receiving $125 per man year of effort (for a total of 2 1/2 man years) as compensation for such services. In addition, the amendment deleted the parties' undertaking relative to further joint technology development made in the Research & Development Agreement. Pursuant to the Assignment Agreement, Dow assigned to Destec certain patents and technology. The First Amendment to Assignment Agreement modifies the license granted to Dow and its subsidiaries to practice the technology pertaining to gasification of carbonaceous materials and to lignite beneficiation and any improvements to such technology so as to apply only to improvements made prior to December 31, 1997 (or prior to any extension of the term of such agreement). In addition, the First Amendment to Assignment Agreement terminates Dow's license to Destec to use certain hardware and software and also terminated Destec's right of refusal to perform design, engineering and construction services to any coal gasification facility Dow desired to construct and operate.

    Certain of Destec's stock compensation plans discussed in Note 17 will be affected by the consummation of the Merger Agreement and the transaction contemplated thereby, as described below:

    Pursuant to the Destec Energy, Inc. Amended and Restated 1990 Award and Option Plan, as amended on February 14, 1997, and related stock option agreements, immediately prior to a change in control, (i) all options outstanding (whether or not then exercisable) shall be cashed-out and each grantee shall be entitled to receive (in lieu of shares of Destec's Common Stock otherwise deliverable in respect of such option) cash in an amount (subject to applicable withholding) equal to the spread between the exercise price of the options and the Merger Consideration and (ii) each outstanding award of Deferred Stock and Restricted Stock (whether or not then vested) will be cashed-out and each awardee will be entitled to receive (in lieu of shares of Destec's Common Stock otherwise deliverable in respect of such awards) an amount (subject to applicable withholding) equal to the Merger Consideration multiplied by the aggregate number of shares of Deferred Stock or Restricted Stock awarded to such awardee.

    Pursuant to the Destec Energy, Inc. Employees' Stock Purchase Plan, as amended February 14, 1997 (the "Stock Purchase Plan"), upon the occurrence of a change in control (i) all payroll deductions under the Stock Purchase Plan will cease and each subscriber will receive a cash payment in an amount equal to the cash amounts previously deducted from such subscriber's pay in respect to the Plan Year during which such change in control occurs and (ii) each subscriber who is employed by Destec on the date of such change in control will be entitled to receive, in respect of such Plan Year, a cash payment (subject to applicable withholding) for each share of Destec's Common Stock subscribed to equal to the spread between the Merger Consideration and the lower of the subscription price or the Market Price.

    Under the terms of the Destec Energy, Inc. 1995 Variable Pay Plan, as amended November 14, 1995 and as further amended February 14, 1997 (the "Variable Pay Plan"), and related award agreements, each outstanding share of Restricted Stock or Deferred Stock awarded under the Variable Pay Plan will be cashed-out and each awardee will be entitled to receive, in cancellation of all then outstanding awards of Restricted Stock or Deferred Stock (whether or not vested) and in lieu of shares of Destec Common Stock

                      DESTEC ENERGY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (IN THOUSANDS OF DOLLARS, UNLESS OTHERWISE INDICATED)

22. EVENTS SUBSEQUENT TO DECEMBER 31, 1996 (CONTINUED) otherwise deliverable in respect of such awards, an amount in cash (subject to applicable withholding) equal to the Merger Consideration multiplied by the aggregate number of shares of Restricted Stock and Deferred Stock subject to such award.

    Effective February 17, 1997, the date all stock plans were frozen pending the consummation of the Merger, the total amount to be paid related to the cash-out of the stock plans discussed above was approximately $27,300.

23. QUARTERLY STATISTICS (UNAUDITED)

    The following table summarizes the unaudited quarterly statistics for the years ended December 31, 1996 and 1995. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

                                                          1ST         2ND        3RD(1)       4TH         YEAR
                                                       ----------  ----------  ----------  ----------  ----------
                                                          (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1996
Revenues.............................................  $  157,761  $  127,982  $  147,338  $  144,831  $  577,912
Operating income.....................................       5,599       2,067      11,469       2,200      21,335
Income before provision for taxes....................      13,886      11,214      22,122      11,267      58,489
Net Income...........................................  $    9,433  $    7,639  $   18,263  $    7,421  $   42,756
Net Income Per Share.................................  $     0.16  $    0 .13  $     0.33  $     0.13  $     0.75
Market Price Range of common stock(4):
High.................................................  $    13.75  $    13.88  $    14.38  $    16.25
Low..................................................  $    11.50  $    11.50  $    11.88  $    12.50


                                                          1ST        2ND(2)      3RD(3)       4TH         YEAR
                                                       ----------  ----------  ----------  ----------  ----------
                                                          (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1995
Revenues.............................................  $  164,925  $  207,594  $  100,545  $  168,432  $  641,496
Operating income (loss)..............................       2,462        (673)     (6,050)     (5,654)     (9,915)
Income before provision for taxes....................      10,335      11,085      18,402       5,523      45,345
Net Income...........................................  $    7,234  $    7,759  $   14,684  $    5,023  $   34,700
Net Income Per Share.................................  $     0.12  $    0 .13  $     0.25  $     0.09  $     0.59
Market Price Range of common stock(4):
High.................................................  $    11.00  $    14.38  $    16.13  $    15.38
Low..................................................  $     9.38  $     9.88  $    12.88  $    13.00

------------------------

(1) The net income for the third quarter of 1996 increased as a result of the sale of the 150 MW Blue Mountain Power Project (See Note 7).

(2) The second quarter of 1995 revenue increase resulted primarily from the commencement of engineering revenue recognition on the Elsta project.

(3) The net income increased in the 3rd quarter of 1995 due to the sale of oil and gas properties.

(4) As reported by the New York Stock Exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There was no reported disagreement on any matter of accounting principles or procedures of financial statement disclosure in 1996 with Destec's independent public accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is a list of Destec's directors and executive officers and their business experience during the past five years. All executive officers are expected to hold their offices until the next annual meeting of the Board of Directors.

NAME                              AGE                    POSITION(S) WITH DESTEC
----------------------------      ---      ----------------------------------------------------
Charles F. Goff                       56                Chairman of the Board and
                                                         Chief Executive Officer

Keys A. Curry, Jr.                    61     President and Chief Operating Officer; Director

Enrique M. Larroucau                  54          Senior Vice President, Chief Financial
                                                          Officer and Treasurer

L. Edward Jackowski, Jr.              55          Senior Vice President -- Engineering,
                                                           Project Development

Rodney M. Webb                        56          Senior Vice President -- Gasification
                                                              Business Unit

Craig E. Hess                         53              Vice President and Controller

Marian M. Davenport                   43             Vice President, General Counsel
                                                              and Secretary

Rick A. Bowen                         42          Vice President -- Business Development
                                                               The Americas

Gareth J. Mann                        41           Vice President-Business Development
                                                    Europe, Africa, Middle East, Asia
                                                             and the Far East

Cassandra C. Carr                     52                         Director

Jack E. Earnest                       68                         Director

Robert W. Gallant                     61                         Director

Jack G. Helfenstein                   61                         Director

Michael D. Parker                     50                         Director

J. Pedro Reinhard                     52                         Director

Joel V. Staff                         53                         Director

    CHARLES F. GOFF joined Destec in May 1989 as a Director and was elected Chairman of the Board in December 1995. In June 1989, Mr. Goff was elected President and Chief Executive Officer. Mr. Goff served as Chief Executive Officer until February 1990 when he was elected Chief Operating Officer. In September 1992, Mr. Goff was again elected Chief Executive Officer of Destec. Mr. Goff's current term as a Director of Destec will expire at the 1997 Annual Meeting of Stockholders.

    KEYS A. CURRY, JR. joined Destec in February 1990. In December 1995, Mr. Curry was elected President of Destec and has also served as Chief Operating Officer of Destec since his election in February 1993.

Mr. Curry was elected as a Director in November 1990. Mr. Curry's current term as a Director of Destec will expire at the 1998 Annual Meeting of Stockholders.

    ENRIQUE M. LARROUCAU joined Destec in June 1993 as Vice President, Treasurer and Chief Financial Officer. In May 1994, Mr. Larroucau was elected Senior Vice President. Prior to joining Destec, Mr. Larroucau was Treasurer for Dow Latin America from March 1981 to May 1993.

    L. EDWARD JACKOWSKI, JR. joined Destec in June 1990 as Vice
President-Engineering and was elected Senior Vice President Engineering in September 1991. In November 1994, Mr. Jackowski was named Senior Vice President, Engineering, Project Development.

    RODNEY M. WEBB joined Destec in May 1989 as Vice President-Operations and Technology and was elected Senior Vice President-Operations and Technology in February 1990. In November 1994, Mr. Webb was named Senior Vice
President-Gasification Business Unit.

    CRAIG E. HESS joined Destec in June 1992 as Controller. In May 1996, Mr. Hess was elected Vice President. Prior to joining Destec, Mr. Hess was Controller of Dow's Texas Operations from October 1988 to June 1992.

    MARIAN M. DAVENPORT held the position of Assistant General Counsel and Assistant Secretary of PSE Inc. from August 1986 to December 1989. Following the Destec-PSE merger, Ms. Davenport held various positions in the Legal Department of Destec. She was serving as Staff Counsel in February 1994, when she was named Director-Project Development. In January 1996, Ms. Davenport was elected Vice President, General Counsel and Secretary of Destec.

    RICK A. BOWEN joined Destec in February, 1990 as Manager-Mergers and Acquisitions. In January, 1993, Mr. Bowen was named Director, Business Development-North America and was elected Vice President, Business Development-The Americas in February 1995. Prior to joining Destec, Mr. Bowen was Manager-Project Administration for PSE, Inc.

    GARETH J. MANN joined Destec in April 1991 as Project Development Manager-Central United States. In December 1992 Mr. Mann was named Commercial Development Manager for Europe and in December 1993 he was named Director, Commercial Development-Europe. In November 1994, Mr. Mann was elected Vice President, Business Development-Europe, Africa, Middle East, Asia and the Far East. Prior to joining Destec, Mr. Mann had his own company, Power Systems Australia, which provided development services for cogeneration and independent power projects in Australia and New Zealand.

    CASSANDRA C. CARR has been a Director of Destec since August 1992 and Senior Vice President-Human Resources for SBC Communications Inc. since May 1994. From July 1993 until April 1994, Ms. Carr was President-Texas, Southwestern Bell Telephone Company. From 1991 until July 1993, Ms. Carr was Vice President of Southwestern Bell Telephone of Texas. Ms. Carr's current term as a Director of Destec will expire at the 1999 Annual Meeting of Stockholders.

    JACK E. EARNEST has been a Director of Destec since March 1991. Mr. Earnest has been engaged in the private practice of law in oil and gas matters since 1983. Prior to that time, Mr. Earnest served as General Counsel for Texas Eastern Corporation, President of Transcontinental Gas Pipeline Corporation and Vice President-Natural Gas of Mobil Oil Corporation. Mr. Earnest's current term as a Director of Destec will expire at the 1999 Annual Meeting of Stockholders.

    ROBERT W. GALLANT has been a Director of Destec since May 1989. Mr. Gallant retired from Dow effective December 31, 1995. From December 1992 until that time, Mr. Gallant served as Vice President and Director of Operations of Dow North America. From August 1990 to December 1992. Mr. Gallant was Vice President-Texas Operations of Dow U.S.A. Mr. Gallant's current term as a Director of Destec will expire at the 1997 Annual Meeting of Stockholders.

    JACK G. HELFENSTEIN has been a Director of Destec since February 1993. From February 1993 until his retirement in September 1994, Mr. Helfenstein served as Global Vice President-Hydrocarbons and Energy of Dow. From October 1987 until September 1994, Mr. Helfenstein was Executive Vice President-Chemicals & Performance Products and Hydrocarbons for Dow Europe. Mr. Helfenstein's current term as a Director of Destec will expire at the 1999 Annual Meeting of Stockholders.

    MICHAEL D. PARKER has been a Director of Destec since February 1995. Mr. Parker has served as Dow Group Vice President, Vice President for Chemicals and Metals and President of Dow North America since October 1995. Mr. Parker became a director of Dow in July 1995. From 1993 until October 1995, Mr. Parker served as Group Vice President of Dow's Chemicals & Performance Products and Hydrocarbons & Energy Business. From 1988 until 1993, Mr. Parker was President of Dow Chemical Pacific Limited in Hong Kong. Mr. Parker's current term as a Director of the Company will expire at the 1998 Annual Meeting of Stockholders.

    J. PEDRO REINHARD has been a Director of Destec since February 1996. Mr. Reinhard has been Chief Financial Officer of Dow since October 1995 as well as Chairman of Dow's Finance Committee. In 1995, Mr. Reinhard was elected to the Board of Directors of Dow. Mr. Reinhard has served as the Treasurer of Dow since 1988 and was named Vice President of Dow in 1990. In February 1995, Mr. Reinhard was named Financial Vice President for Dow. Mr. Reinhard's current term as a Director of Destec will expire at the 1998 Annual Meeting of Stockholders.

    JOEL V. STAFF has been a Director of Destec since February 1993. Mr. Staff has been President and Chief Executive Officer of National-Oilwell, L.P. since July 1993. From 1984 until May 1993, Mr. Staff was Senior Vice President of Baker Hughes, Incorporated and its predecessor, Baker International Corporation. Mr. Staff's current term as a Director of Destec will expire at the 1997 Annual Meeting of Stockholders.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires Destec's directors and executive officers, and persons who own more than ten percent of a registered class of Destec's equity securities, to file with the Securities and Exchange Commission ("Commission") and the NYSE initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Destec. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish Destec with copies of all Section 16(a) forms they file.

    Based solely on its review of the forms received by it and written representations from certain reporting persons that they were not required to file Forms 5 for the fiscal year ended December 31, 1996, Destec believes that during the year ended December 31, 1996, all filing requirements applicable to Destec's officers, directors and greater than 10% stockholders were met.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Directors of Destec who are also employees are not paid any fees or compensation for their services as members of Destec's Board of Directors or any committee thereof.

    Each director of Destec who is not an employee of Destec receives an annual retainer of $15,000 for his or her service as a member of the Board of Directors and an attendance fee of $1,000, plus reasonable expenses for each Board of Directors' meeting he or she attends. Such outside directors also receive an attendance fee of $1,000 for each committee meeting attended, if such meeting is not held on the same day as a Board of Directors' meeting. Directors who are not employees of Destec are not eligible to participate in Destec's benefit plans.

EXECUTIVE OFFICER COMPENSATION

    The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of (i) Charles F. Goff, Destec's Chairman of the Board of Directors and Chief Executive Officer, and
(ii) each of the other four most highly compensated executive officers of Destec serving as such through December 31, 1996 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                          COMPENSATION AWARDS
                                                                                      ----------------------------
                                                  ANNUAL COMPENSATION                                  SECURITIES
                                   -------------------------------------------------    RESTRICTED     UNDERLYING
            NAME AND                                                  OTHER ANNUAL         STOCK        OPTIONS/
     PRINCIPAL POSITIONS(1)          YEAR      SALARY    BONUS(2)   COMPENSATION(3)      AWARDS(4)        SARS
---------------------------------  ---------  ---------  ---------  ----------------  ---------------  -----------
Charles F. Goff..................       1996  $ 324,240  $1,001,408   $       0          $       0        148,300
  Chairman of the Board                 1995    311,770    571,112            0                  0         70,000
  and Chief Executive Officer           1994    299,058    324,000            0                  0        151,575

Keys A. Curry, Jr................       1996    270,200    833,102            0                  0        123,550
  President, and Chief                  1995    259,808    475,926            0                  0         47,600
  Operating Officer                     1994    249,439    270,000            0                  0        126,375

Enrique M. Larroucau.............       1996    216,160    623,218            0                  0         87,850
  Senior Vice President,                1995    207,846    317,289            0                  0         33,500
  Chief Financial Officer               1994    199,388    180,000       50,600                  0         86,050
  and Treasurer

Rodney M. Webb...................       1996    171,305    130,242            0                  0              0
  Senior Vice President--               1995    167,906    170,816            0                  0         22,250
  Gasification Business Unit            1994    162,864    117,360            0                  0         56,275

Gareth J. Mann...................       1996    159,954    128,228      257,548                  0         32,500
  Vice President, Business              1995    142,948    140,754      174,081                  0         11,650
  Development--Europe                   1994    114,377     36,808      116,187                  0          5,000
  Africa, Middle East, Asia
  and the Far East

            NAME AND                   ALL OTHER
     PRINCIPAL POSITIONS(1)        COMPENSATIONS(5)
---------------------------------  -----------------
Charles F. Goff..................      $  12,000
  Chairman of the Board                   12,000
  and Chief Executive Officer             19,471
Keys A. Curry, Jr................         12,000
  President, and Chief                    12,000
  Operating Officer                       19,620
Enrique M. Larroucau.............         12,000
  Senior Vice President,                  12,120
  Chief Financial Officer                 82,577
  and Treasurer
Rodney M. Webb...................         12,000
  Senior Vice President--                 12,120
  Gasification Business Unit              19,620
Gareth J. Mann...................         12,000
  Vice President, Business                 8,577
  Development--Europe                      6,570
  Africa, Middle East, Asia
  and the Far East

------------------------

(1) The positions shown represent the offices held by such persons as of December 31, 1996.

(2) Bonuses earned during 1995 were paid under Destec's 1995 Variable Pay Plan and include (i) cash amounts paid and (ii) the value, as of the date of grant, of awards of restricted stock and deferred stock. Shares of restricted stock and deferred stock were paid to each of the Named Executive Officers in the following amounts: Mr. Goff, 18,300 shares of restricted stock and 18,300 shares of deferred stock; Mr. Curry, 15,250 shares of restricted stock and 15,250 shares of deferred stock; Mr. Larroucau, 10,167 shares of restricted stock and 10,167 shares of deferred stock; Mr. Webb, 4,933 shares of restricted stock and 4,933 shares of deferred stock; and Mr. Mann, 2,914 shares of restricted stock and 2,914 shares of deferred stock. Thirty-three percent of such shares of restricted stock will vest on December 31 of each of 1996, 1997 and 1998. Thirty-three percent of such shares of deferred stock will vest on December 31 of each of 1996, 1997 and 1998 if the fair market value of the Common Stock achieves certain targets during the 30-day period preceding such date. Under the terms of the 1995 Variable Pay Plan, immediately prior to a change in control, each awardee will be entitled to receive, in cancellation of all then outstanding awards of restricted or deferred stock and in lieu of shares of Common Stock otherwise deliverable in respect of such awards, an amount in cash (subject to applicable withholding) equal to the per share consideration received in connection with such change in control multiplied by the aggregate number of shares of restricted stock and deferred stock subject to such award. Holders of restricted stock have the right to receive dividends during the restriction period.

(3) With the exception of Messrs. Larroucau and Mann, the amounts ascribed to personal benefits for each Named Executive Officer were below the required disclosure threshold amounts. When Mr. Larroucau joined Destec in June 1993, Destec agreed to pay for his temporary housing and moving expenses incurred in 1993 and 1994. Amounts shown for Mr. Mann represent foreign service premiums, rental subsidies, foreign tax advances and foreign fringe benefits.

(4) The payment of shares of restricted stock and deferred stock earned during 1995 under Destec's 1995 Variable Pay Plan is reported in the 1995 "Bonus" column of this table. The number and aggregate value (each as of December 31, 1996) of each of the Named Executive Officers' aggregate restricted stock and deferred stock holdings are as follows: Mr. Goff, 24,400 shares with a value of $381,250; Mr. Curry, 20,334 shares with a value of $317,719; Mr. Larroucau, 13,556 shares with a value of $211,813; Mr. Webb, 6,578 shares with a value of $102,781; and Mr. Mann, 3,886 shares with a value of $60,719. On December 31, 1996, thirty-three percent of the shares of restricted stock and thirty-three percent of the shares of deferred stock paid under the 1995 Variable Pay Plan vested.

(5) With the exception of Mr. Larroucau, the amounts shown in this column represent Destec contributions to Destec's Retirement and Savings Plan for each Named Executive Officer. The amounts shown for Mr. Larroucau include payments made on Mr. Larroucau's behalf in connection with his pension account with Dow's International Employee Pension Plan during 1994. Mr. Larroucau's pension account with Dow became dormant effective January 1, 1995.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information concerning options to purchase Common Stock granted in 1996 to the Named Executive Officers:

                                              NUMBER OF
                                             SECURITIES   PERCENT OF TOTAL
                                             UNDERLYING     OPTIONS/SARS
                                              OPTIONS/       GRANTED TO     PER SHARE                  GRANT DATE
                                               SARS(1)      EMPLOYEES IN     EXERCISE   EXPIRATION       PRESENT
                   NAME                        GRANTED        1996(2)        PRICE(3)      DATE         VALUE(4)
-------------------------------------------  -----------  ----------------  ----------  -----------  ---------------
Charles F. Goff............................     148,300         21.70%         12.3125     2/20/06    $   1,014,372
Keys A. Curry, Jr..........................     123,550         18.08%         12.3125     2/20/06          845,082
Enrique M. Larroucau.......................      87,850         12.86%         12.3125     2/20/06          600,894
Rodney M. Webb.............................           0            --               --          --               --
Gareth J. Mann.............................      32,500          4.76%         12.3125     2/20/06          222,300

------------------------

(1) Destec made no SAR grants in 1996. All options granted to Named Executive Officers in 1996 will vest ratably over a three-year period that began February 21, 1996.

(2) In 1996, a total of 649,850 options to purchase Common Stock were granted to Destec employees at a per share exercise price of $12.3125 and 33,500 at a per share exercise price of $14.9375.

(3) The exercise price is the average of the high and low trading price of the Common Stock on the date of grant, as reported on the consolidated transaction reporting system for the NYSE issues on such date.

(4) The values assigned to each reported option are shown using the Black-Scholes option pricing model. In assessing these values it should be kept in mind that no matter what theoretical value is placed on an option on the date of grant, its ultimate value will be dependent on the market value of the Common Stock at a future date, and that value will depend on the efforts of such executives to foster the future success of Destec for the benefit of not only the executives, but all of Destec's stockholders.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
  OPTION/SAR VALUES

    The following table sets forth certain information concerning the unexercised options to purchase Common Stock held by the Named Executive Officers at December 31, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock. None of the Named Executive Officers exercised options for Common Stock in 1996.

                                                                                           VALUE OF UNEXERCISED
                                                                    NUMBER OF              IN-THE-MONEY OPTIONS
                                                               UNEXERCISED OPTIONS             AT 12/31/96
                                                            --------------------------  --------------------------
                           NAME                             EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -----------  -------------  -----------  -------------
Charles F. Goff...........................................     246,394        237,881    $ 730,724    $   877,562
Keys A. Curry, Jr.........................................     191,062        198,238      540,000        731,351
Enrique M. Larroucau......................................      69,170        138,230      354,827        508,267
Rodney M. Webb............................................      75,153         32,872      243,613        141,761
Gareth J. Mann............................................      26,950         32,500       95,588        107,656

SEVERANCE AND SERVICES AGREEMENTS

    Destec has entered into severance and services agreements (the "Services Agreements") with certain of its employees, of which 14 are remaining as of December 31, 1996. The Named Executive Officers currently covered by such Services Agreements include Messrs. Goff, Curry, Larroucau, Webb and Mann. In addition, Messrs. Bowen, Hess and Jackowski and Ms. Davenport, who serve as executive officers of Destec, are also covered by such Services Agreements. Each Services Agreement provides that in the event of a change of control of Destec, and the termination of the employee under certain circumstances, the employee is entitled to receive (i) certain severance and/or advisory service payments equal in the aggregate to two times the sum of (a) annual salary plus (b) average annual bonus over the preceding three years, (ii) a pro rata target bonus in respect of the year in which termination occurs , (iii) the continuation of certain benefits for two years, and (iv) reimbursement of certain legal fees and expenses incurred as a result of such termination (not to exceed $25,000 per employee). Under Mr. Goff's Services Agreement, Destec would also be required to make an additional payment to the extent that any excise tax is imposed under
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). Each of the remaining Services Agreements provides that no payment shall be made to an individual that would not be deductible by virtue of Section 280G of the Code. The terms of the Services Agreements continue through December 31, 1997, with automatic one-year extensions beginning on January 1, 1997, unless Destec gives a notice of non-extension by September 30 of the preceding year. Under the Services Agreements, a Change of Control of Destec includes: (i) any change required to be reported under Regulation 14A of the Securities Exchange Act of 1934, (ii) with the exception of Dow, any entity acquiring 20% or more of the combined voting power of Destec's common stock, (iii) any change in the current Board of Directors during any subsequent two year period which would result in the current Board being less than a majority, or (iv) a circumstance where all or substantially all of the assets of Destec are sold, liquidated or distributed. Under certain of these agreements, employees may be required to provide advisory services to Destec for up to one year after termination of employment in the event of a Change of Control. Destec's maximum contingent liability for these severance and advisory service payments is estimated to be approximately $12 million at December 31, 1996. The consummation of the Merger will constitute a Change of Control under the Services Agreements. See Note 22 of the Notes to Consolidated Financial Statements.

COMPENSATION ADJUSTMENT AGREEMENTS

    Beginning in November 1991, Destec entered into Compensation Adjustment Agreements ("Compensation Agreements") with former Dow employees in order to induce these employees to leave the Dow benefit plans and join Destec. These Compensation Agreements provide for certain future payments to be made to these employees upon retirement, termination, and in certain cases, a change in the control of Destec. These Compensation Agreements supplement Destec's deferred tax savings plan to ensure that these employees would receive the pension benefits they would have accrued had they remained employed by Dow.

    Messrs. Charles F. Goff and Rodney M. Webb, each a Named Executive Officer, will receive payments under Compensations Agreement when they each retire from Destec. The amount to be received by each officer was calculated by (i) projecting his Dow pension at the earliest date it is unreduced ("Projection Date"), (ii) subtracting both the projected Destec contribution to him under Destec's deferred tax savings plan and any pension amounts the individual would receive from Dow from his projected Dow pension, and (iii) annuitizing the short-fall. In the event any of these employees remain employed by Destec beyond the Projection Date, he will continue to accrue benefits under his Compensation Agreement. Assuming a retirement age of 65, Messrs. Goff and Webb would be eligible to receive a lump sum payment of $763,152 and $612,321, respectively.

SALARY CONTINUATION PLAN

    In 1986, PSE Inc., which is now known as Destec Holdings, Inc. ("DHI"), established the PSE Executive Salary Continuation Plan (the "Salary Continuation Plan") for certain of its executives. The Salary Continuation Plan will pay the beneficiary of a deceased participant on a monthly basis over a period not to exceed 180 months following his/her death while employed or after total and permanent disability or retirement an amount not to exceed one-half of the participant's salary at the time of death (or time of disability or retirement). The Salary Continuation Plan is an unfunded, nonqualified death benefit plan. DHI financed the Salary Continuation Plan through the use of corporate-owned life insurance on the lives of participants. Mr. Keys A. Curry, Jr. is the only remaining executive officer of the Company who is a participant in the Salary Continuation Plan and is thereby eligible for payments under the plan, as described above, based upon Mr. Curry's salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of Destec's Compensation Committee are Messrs. Jack E. Earnest, Robert W. Gallant and Michael D. Parker. Mr. Enrique J. Sosa, who served on the Compensation Committee during 1996, resigned from the Board of Directors, and thereby the committee, effective February 22, 1996. Mr. Parker was elected to fill this position on May 1, 1996. The service of these individuals on the Compensation Committee does not create any corporate interlocks or insider participation between Destec's Compensation Committee and another entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDER

    The following table sets forth, as of March 19, 1997, the name of each person who, to the knowledge of Destec, owned beneficially more than five percent of the shares of Common Stock outstanding at such date, the number of shares owned by such person and the percentage of outstanding shares represented thereby:

                                                                             NUMBER OF SHARES
                                                                               BENEFICIALLY     PERCENT OF
                             NAME AND ADDRESS                                      OWNED           CLASS
---------------------------------------------------------------------------  -----------------  -----------
The Dow Chemical Company...................................................       45,000,000         80.2%
2030 Willard H. Dow Center
Midland, Michigan 48640

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth information regarding beneficial ownership of Destec's Common Stock as of March 19, 1997, by all directors, each Named Executive Officer and the directors and all of Destec's executive officers as a group. The Common Stock is the only class of voting securities of Destec.

                                                                                AMOUNT AND NATURE OF
                                                                                     BENEFICIAL
                          NAME OF BENEFICIAL OWNER                                  OWNERSHIP(1)
-----------------------------------------------------------------------------  ----------------------
Charles F. Goff..............................................................           297,240(2)
Keys A. Curry, Jr. ..........................................................           237,746(3)
Cassandra C. Carr............................................................             1,500
Jack E. Earnest..............................................................             1,000
Jack G. Helfenstein..........................................................             1,000
Robert W. Gallant............................................................             2,000
Michael D. Parker............................................................                 0
J. Pedro Reinhard............................................................                 0
Joel V. Staff................................................................             2,000
Enrique M. Larroucau ........................................................            94,830(4)
Rodney M. Webb ..............................................................            88,319(5)
Gareth J. Mann ..............................................................            33,778(6)
Directors and Executive Officers as a group (16 persons) ....................           928,039(7)

------------------------

(1) Includes deferred and restricted stock awarded under Destec's Variable Pay Plan.

(2) Includes 246,394 shares of Common Stock that Mr. Goff has the right to acquire upon exercise of options in the next sixty days.

(3) Includes 191,062 shares of Common Stock that Mr. Curry has the right to acquire upon exercise of options in the next sixty days.

(4) Includes 69,170 shares of Common Stock that Mr. Larroucau has the right to acquire upon exercise of options in the next sixty days.

(5) Includes 75,153 shares of Common Stock that Mr. Webb has the right to acquire upon exercise of options in the next sixty days.

(6) Includes 26,950 shares of Common Stock that Mr. Mann has the right to acquire upon exercise of options in the next sixty days.

(7) Includes an aggregate of 745,640 shares of Common Stock that the Executive Officers as a group have the right to acquire upon the exercise of options in the next sixty days.

    As of March 19, 1997, the percentage of Common Stock owned by all of Destec's directors and executive officers as a group was approximately 1.6%. As of March 19, 1997, the percentage of each class of Dow's equity securities beneficially owned by all of Destec's directors and executive officers as a group did not equal one percent of any class of Dow's equity securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE DOW AGREEMENTS

    Destec has various agreements with Dow, its principal stockholder (the "Dow Agreements"), some of which were entered into when Destec was a wholly owned subsidiary of Dow and, therefore, are not the result of arm's length negotiations between two independent parties. Since the date of Destec's initial public offering, Destec's Audit Committee has adopted policies and procedures to deal with any conflicts of interest between Destec and Dow, including any conflict of interest under the Dow Agreements. Any modifications to existing agreements and the execution of new agreements between Destec and Dow are negotiated in accordance with the Audit Committee's policies. All agreements, including the agreements set forth below, comport with such policies. The paragraph below describes agreements involving amounts exceeding $60,000 entered into between Destec and Dow since December 31, 1995.

    Destec and Dow have entered into a Tax Sharing Agreement, effective May 15, 1996 (the "Tax Sharing Agreement"), which provides for payments between Destec and Dow with respect to certain taxes. The Tax Sharing Agreement applies to taxes paid by Dow with respect to its consolidated U.S. federal income tax return and state and local combined tax returns that include Destec. With respect to federal income taxes, the amount of Destec's payment to Dow is based on the amount of tax Destec would pay if it filed its returns on a stand-alone basis. With respect to state and local taxes, Destec generally bears its pro rata share of combined tax liability. Pursuant to the Tax Sharing Agreement, Dow is required to make payments to Destec for certain tax attributes of Destec used by Dow to reduce its tax liability.

    Destec and Dow have entered into a First Amendment to the Tax Sharing Agreement, dated February 17, 1997, pursuant to which the Tax Sharing Agreement was amended to provide, among other things, that (i) the provisions of such tax sharing agreement apply to the deconsolidation of Destec from the consolidated group of corporations for which Dow files tax returns for U.S. Federal income tax purposes; (ii) on the closing date of the Merger, Dow will pay to Destec $10 million as an advance payment of amounts expected to be paid to Destec under such tax sharing agreement with respect to the 1997 tax year; (iii) Dow will be treated as having actually utilized all deductions, losses, credits and other tax attributes of Destec and its subsidiaries prior to Destec's deconsolidation, with the effect that Destec will be entitled to payment for such items by Dow pursuant to such tax sharing agreement; and (iv) Destec will not be liable to Dow for taxes with respect to certain transactions. The First Amendment to the Tax Sharing Agreement will be effective as of the Effective Time under the Merger Agreement.

    In June 1996, Destec and Dow entered into a settlement agreement regarding the decommissioning of a facility near Plaquemine, Louisiana, constructed by Dow in 1987 and in which Destec had an interest (the "LGTI Facility"), pursuant to which the LGTI equipment and all related facilities (except the slag pile) would be transferred to Dow. Destec has agreed to reimburse Dow for clean-up and disposal expenses up to a maximum of $250,000. Destec has agreed to remove the slag pile at the site in compliance with applicable federal, state and local requirements. The cost of removal is expected to be offset by proceeds from the sale of the slag.

    See Note 22 of the Notes to Consolidated Financial Statements for a description of certain agreements between Destec and Dow entered into in connection with the Merger Agreement.

SEVERANCE AND SERVICES AGREEMENTS

    Since January 1, 1996, Destec has entered into a Service Agreement with one executive officer. See "Executive Compensation--Severance and Services Agreements."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

    1.  FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    -----
Independent Auditors Report....................................................................          27
Consolidated Balance Sheets....................................................................          28
Statements of Consolidated Income..............................................................          30
Statements of Consolidated Cash Flows..........................................................          31
Statements of Consolidated Stockholders' Equity................................................          32
Notes to Consolidated Financial Statements.....................................................          33

    2.  FINANCIAL STATEMENT SCHEDULES

        No schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.     EXHIBITS

    3.1    Amended and Restated Certificate of Incorporation of Destec Energy, Inc.
           (incorporated by reference to Exhibit 3.1 to Destec's Registration
           Statement on Form S-1, Registration No. 33-36086).

    3.2*   By-Laws of Destec Energy, Inc., as amended on December 6, 1996.

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

   10.39   Destec Energy, Inc. Amended and Restated 1990 Award and Option Plan
           (incorporated by reference to Exhibit 10.39 to Destec's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1995, File Number
           1-10592).

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

   10.45   Deferred Defined Compensation Contract between Destec Energy, Inc. and
           Charles F. Goff, dated November 1, 1991 (incorporated by reference to
           Exhibit 10.45 to Destec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 1-10592).

   10.46   Deferred Defined Compensation Contract between Destec Energy, Inc. and
           Rodney M. Webb, dated November 1, 1991 (incorporated by reference to
           Exhibit 10.46 to Destec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 1-10592).

   10.47   Deferred Defined Compensation Contract between Destec Energy, Inc. and
           Richard H. Davis, dated November 1, 1991 (incorporated by reference to
           Exhibit 10.47 to Destec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File Number 1-10592).

   10.48   Severance and Services Agreement between Destec Energy, Inc. and Charles F.
           Goff, dated May 3, 1994 (incorporated by reference to Exhibit 10.48 to
           Destec's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, File Number 1-10592).

   10.49   Severance and Services Agreement between Destec Energy, Inc. and Keys A.
           Curry, Jr., dated May 3, 1994 (incorporated by reference to Exhibit 10.49 to Destec's Annual Report on Form 10-K for the fiscal year ended December
           31, 1995, File Number 1-10592).

   10.50   Severance and Services Agreement between Destec Energy, Inc. and Enrique M.
           Larroucau, dated May 3, 1994 (incorporated by reference to Exhibit 10.50 to
           Destec's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, File Number 1-10592).

   10.51   Severance and Services Agreement between Destec Energy, Inc. and Rodney M.
           Webb, dated May 3, 1994 (incorporated by reference to Exhibit 10.51 to
           Destec's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, File Number 1-10592).

   10.52   Severance and Services Agreement between Destec Energy, Inc. and Rick A.
           Bowen, dated July 17, 1995 (incorporated by reference to Exhibit 10.52 to
           Destec's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, File Number 1-10592).

   10.53   Severance and Services Agreement between Destec Energy, Inc. and Craig E.
           Hess, dated May 3, 1994 (incorporated by reference to Exhibit 10.53 to
           Destec's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, File Number 1-10592).

   10.54   Severance and Services Agreement between Destec Energy, Inc. and Lige E.
           Jackowski, Jr., dated May 3, 1994 (incorporated by reference to Exhibit
           10.54 to Destec's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995, File Number 1-10592).

   10.55   Severance and Services Agreement between Destec Energy, Inc. and Gareth J.
           Mann, dated July 17, 1995 (incorporated by reference to Exhibit 10.55 to
           Destec's Annual Report on Form 10-K for the fiscal year ended December 31,
           1995, File Number 1-10592).

   10.56*  Severance and Services Agreement between Destec Energy, Inc. and Marian M.
           Davenport dated May 21, 1996.

   10.57*  First Amendment to Severance and Services Agreement between Destec Energy,
           Inc. and Enrique M. Larroucau dated February 14, 1997.

   10.58   Form of Salary Continuation Plan between Power Systems Engineering, Inc.
           and Keys A. Curry, Jr. dated March 6, 1986 (incorporated by reference to
           Exhibit 10.56 to Destec's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File Number 1-10592).

  10.59**  Release and Waiver Agreement between Destec Energy, Inc. and Stephen R.
           Wright dated December 20, 1995.

  10.60** Consulting Agreement between Destec Energy, Inc. and Stephen R. Wright dated December 20, 1995.

   10.61*  Tax Sharing Agreement effective as of May 15, 1996 between Destec Energy,
           Inc. and The Dow Chemical Company.

   10.62*  First Amendment to the Tax Sharing Agreement dated as of February 17, 1997 between Destec Energy, Inc. and The Dow Chemical Company.

   10.63*  Oyster Creek Agreement effective as of February 17, 1997 between Destec
           Energy, Inc., The Dow Chemical Company and NGC Corporation.

   10.64*  Site Development Agreement dated as of February 17, 1997 between Destec
           Energy, Inc. and The Dow Chemical Company.

   10.65*  First Amendment to Research and Development Agreement effective as of
           December 31, 1996 between Destec Energy, Inc. and The Dow Chemical Company.

   10.66*  First Amendment to Assignment Agreement effective as of December 15, 1996 between Destec Energy, Inc. and The Dow Chemical Company.

   10.67*  Computerized Process Control Agreement executed by the last party on August
           2, 1993 between Destec Energy, Inc. and Rofan Services Inc.

   10.68*  First Amendment to Computerized Process Control Agreement effective as of
           January 1, 1997 between Destec Energy, Inc. and Rofan Services Inc.

   10.69*  Termination Agreement Concerning the First Amendment Lease Agreement dated
           February 17, 1997 between Destec Properties Limited Partnership and The Dow
           Chemical Company.

   10.70*  Termination Agreement Concerning the First Amended Lignite Properties
           Maintenance Agreement dated February 17, 1997 between Destec Properties
           Limited Partnership and The Dow Chemical Company.

   10.71*  Waiver, Release and Substitution made as of February 17, 1997 regarding guaranty of certain Compensation Adjustment Agreements among Destec Energy,
           Inc., The Dow Chemical Company and NGC Corporation.

   10.72*  Purchase Agreement dated as of January 17, 1997 among Tiger Bay Limited
           Partnership, FPC Acquisition L.L.C. and Florida Power Corporation.

   10.73*  Destec Energy, Inc. Employees Stock Purchase Plan, as amended February 14,
           1997.

   10.74*  Destec Energy, Inc. 1995 Variable Pay Plan, as amended November 14, 1995 and as further amended February 14, 1997.

   10.75*  Amendment, adopted February 14, 1997, to Destec Energy, Inc. Amended and
           Restated 1990 Award and Option Plan.

   10.76+  Share Sale Agreement dated August 4, 1996, among State Electricity
           Commission of Victoria, the State of Victoria, the Buyers (as defined) and the Guarantors (as defined) (incorporated by reference to Exhibit 2.1 to
           Destec's Current Report on Form 8-K dated September 13, 1996).

   10.77+  Asset Sale Agreement dated August 4, 1996, between Hazelwood Power
           Corporation Ltd. and Hazelwood Power Partnership (incorporated by reference to Exhibit 2.2 to Destec's Current Report on Form 8-K dated September 13,
           1996).

   11*     Statement regarding computation of per share earnings.

   22*     List of subsidiaries of Destec Energy, Inc.

   25*     Powers of Attorney from certain of the directors of Destec Energy, Inc.
           whose signatures are to be affixed to this Form 10-K for the year ended
           December 31, 1996.

   99      Agreement and Plan of Merger dated as of February 17, 1997 by and among
           Destec Energy, Inc., The Dow Chemical Company, NGC Corporation and NGC
           Acquisition Corporation II (incorporated by reference to Exhibit 99.1 to
           Destec's Current Report on Form 8-K dated February 17, 1997, File Number
           1-10592).

------------------------

*   Filed herewith.

** Confidential Treatment has been requested and granted with respect to portions of this Exhibit.

+ Confidential Treatment has been requested with respect to portions of this Exhibit.

    (b)  REPORTS ON FORM 8-K.

    Destec filed the following current reports on Form 8-K during the quarter ended December 31, 1996:

        DATE OF REPORT                                      EVENT REPORTED
------------------------------  -----------------------------------------------------------------------
September 13, 1996              Announcement that a consortium which includes an indirect wholly owned
  (Amendment on Form 8-K/A        subsidiary of Destec completed the acquisition of the Hazelwood Power
  filed November 26, 1996)        Station and adjacent coal mine.

                                Announcement that the Board of Directors had retained the investment banking firm of Morgan Stanley & Co. Incorporated to assist Destec in exploring strategic alternatives to maximize shareholder value,
October 1, 1996                   including a possible sale of Destec.

October 23, 1996                Announcement of Destec's net income for third quarter 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                         DESTEC ENERGY, INC.

                                            (Registrant)

                                          By:        /s/ CHARLES F. GOFF

                                          --------------------------------------

                                                       Charles F. Goff

                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities indicated, on the 26th day of March 1997:

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------

                 /s/ CHARLES F. GOFF                    Chairman of the Board and Chief Executive
     -------------------------------------------         Officer (Principal Executive Officer)
                   Charles F. Goff

                /s/ KEYS A. CURRY, JR.                  President and Chief Operating Officer
     -------------------------------------------         and Director
                  Keys A. Curry, Jr.

               /s/ ENRIQUE M. LARROUCAU                 Senior Vice President, Chief Financial Officer
     -------------------------------------------         and Treasurer (Principal Financial Officer)
                 Enrique M. Larroucau

                  /s/ CRAIG E. HESS                     Vice President and Controller
     -------------------------------------------         (Principal Accounting Officer)
                    Craig E. Hess

                /s/ CASSANDRA C. CARR*                  Director
     -------------------------------------------
                  Cassandra C. Carr

                 /s/ JACK E. EARNEST*                   Director
     -------------------------------------------
                   Jack E. Earnest

               /s/ JACK G. HELFENSTEIN*                 Director
     -------------------------------------------
                 Jack G. Helfenstein

                /s/ ROBERT W. GALLANT*                  Director
     -------------------------------------------
                  Robert W. Gallant

                /s/ MICHAEL D. PARKER*                  Director
     -------------------------------------------
                  Michael D. Parker

                /s/ J. PEDRO REINHARD*                  Director
     -------------------------------------------
                  J. Pedro Reinhard

                  /s/ JOEL V. STAFF*                    Director
     -------------------------------------------
                    Joel V. Staff

*By:          /s/ CHARLES F. GOFF
                --------------------------------------
                   Charles F. Goff
                   ATTORNEY-IN-FACT

                             Document No. 619-00123