Form 10-Q
period 1997-03-31
DESTEC ENERGY INC
filed 1997-05-13
CIK 866282

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                               Yes    X     No
                                   -------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On March 31, 1997 there were 56,127,181 shares of the issuer's Common Stock, $.01 par value outstanding.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES





PART I  Financial Information                                         Page No.
                                                                      --------
     Item 1. Financial Statements

             Consolidated Balance Sheets................................  2

             Statements of Consolidated Income -
                 For the three months ended March 31, 1997 and 1996.....  4

             Statements of Consolidated Cash Flows......................  5

             Notes to Consolidated Financial Statements.................  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............  8

PART II  Other Information


     Item 6. Exhibits and Reports on Form 8-K........................... 15

                        PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (In Thousands of Dollars, except share data)




                                           March 31,   December 31,
                                             1997          1996
                                          -----------  -------------
                                          (Unaudited)
ASSETS

    Current Assets:

    Cash and cash equivalents             $  115,848    $  111,446

    Marketable Securities                        ---         2,999

    Accounts Receivable:

     Trade                                    61,602        72,674
     Dow                                       1,879         1,889
     Affiliates                               41,282        44,385
     Other                                       406           930

    Notes receivable - affiliates              5,501         6,328

    Income taxes receivable                   26,169        24,830

    Deferred taxes - net                       5,370         5,370

    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts - affiliates                   32,571        44,841

    Recoverable project costs                  2,773           884

    Prepaid expenses and other assets         24,834        23,482
                                          ----------    ----------
        Total current assets                 318,235       340,058
                                          ----------    ----------
    Property - at cost                       403,379       401,652

        Accumulated depreciation,
         depletion and amortization          (71,462)      (65,979)
                                          ----------    ----------
          Property, net                      331,917       335,673
                                          ----------    ----------
    Lease receivable from Dow                 44,159        44,159

    Equity investments                       323,880       323,250

    Long-term notes receivable -
     affiliates                                8,354         8,444

    Goodwill (Net of accumulated
     amortization of $18,108 and $17,498
     at March 31, 1997 and December 31,
     1996, respectively)                      79,792        80,402

    Other assets                              12,067        13,160
                                          ----------    ----------
      Total                               $1,118,404    $1,145,146
                                          ==========    ==========



The accompanying notes are in integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (In Thousands of Dollars, except share data)




                                                  March 31,     December 31,
                                                    1997            1996
                                                 -----------    ------------
                                                 (Unaudited)
LIABILITIES AND
 STOCKHOLDERS' EQUITY

    Current Liabilities:

    Accounts payable:

        Trade                                     $   46,203     $   64,635
        Dow                                           12,019         12,661

    Accrued liabilities                               43,860         48,792

    Billings in excess of costs and estimated
     earnings on uncompleted contracts -
     affiliates                                        2,691          3,646
                                                  ----------     ----------
          Total current liabilities                  104,773        129,734
                                                  ----------     ----------
    Long-term liabilities                             48,048         50,089

    Project financing debt                            52,885         53,820

    Deferred taxes - net                              72,894         71,844

    Deferred income                                   50,637         51,917

    Commitments and contingencies

    Stockholders' equity:

        Preferred stock, $1.00 par value;
         50,000,000 shares authorized, none issued

        Common stock, $.01 par value; 150,000,000
         shares authorized, 62,250,000 issued            623            623

        Additional paid-in capital                   394,296        394,296

        Retained earnings                            477,775        470,305

        Unearned compensation - related to
         outstanding deferred stock                     (475)          (543)

        Cumulative translation adjustments               339          3,726

        Less 6,122,819 and 6,170,740 sharesof
         treasury stock at cost at March 31, 1997
         and December 31, 1996, respectively         (83,391)       (80,665)
                                                  ----------     ----------
          Total stockholders' equity                 789,167        787,742
                                                  ----------     ----------
        Total                                     $1,118,404     $1,145,146
                                                  ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                      For the Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                            1997        1996
                                                                       -----------  -----------
Revenues:
 Power, steam, syngas and energy resources - affiliates                $    90,265  $    42,225
 Development, engineering and operations - affiliates                       25,847      115,536
                                                                       -----------  -----------
Total Revenues                                                             116,112      157,761
                                                                       -----------  -----------
Operating Costs:
 Power, steam, syngas and energy resources
  -affiliates                                                                  ---          576
  -nonaffiliates                                                            81,641       42,042
                                                                       -----------  -----------
   Total power, steam, syngas, and energy resources                         81,641       42,618
 Development, engineering and operations - affiliates                       22,169      101,691
                                                                       -----------  -----------
Total Operating Costs                                                      103,810      144,309
                                                                       -----------  -----------
Amortization of intangibles                                                    610          618
                                                                       -----------  -----------
Selling, General and Administrative Expenses:
 Dow                                                                            65           46
 Direct                                                                     11,139        7,189
                                                                       -----------  -----------
  Total selling, general and administrative                                 11,204        7,235
                                                                       -----------  -----------
  Total operating costs and expenses                                       115,624      152,162
                                                                       -----------  -----------
Operating Income                                                               488        5,599
                                                                       -----------  -----------
Earnings from equity investments                                             7,241        2,246
                                                                       -----------  -----------
Other Income (Expense):
  Interest Expense                                                            (891)         ---
  Interest Income - Dow                                                        ---        1,335
  Interest Income - Other                                                    3,048        4,690
  Sundry income - Net                                                           86           16
                                                                       -----------  -----------
Total Other Income                                                           2,243        6,041
                                                                       -----------  -----------
Income before provision for taxes                                            9,972       13,886
Provision for taxes                                                          2,573        4,453
                                                                       -----------  -----------
Net Income                                                             $     7,399  $     9,433
                                                                       ===========  ===========
Per Share Amounts:
Net Income Per Share                                                   $      0.13  $      0.16
                                                                       ===========  ===========
Weighted average shares outstanding                                     56,118,485   57,893,038
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

                     DESTEC ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                          1997         1996
                                                     ------------   -----------
Cash Flows From Operating Activities:
Net Income..........................................   $  7,399      $  9,433
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:             (7,241)       (2,246)
  Deferred income, net..............................     (1,280)        4,021
  Depreciation, depletion and amortization..........      6,093         3,755
  Cumulative translation adjustments................     (3,387)          ---
  Compensation recognized under Variable Pay Plan...         68           ---
  Increase in deferred income taxes, net............      1,050         3,132
  Changes in assets and liabilities that provided
   (used) cash: ....................................
    Accounts receivable ............................     14,709         9,666
    Notes receivable - affiliates...................        827             7
    Income taxes receivable.........................     (1,339)        1,918
    Costs and estimated earnings in excess of
     billings on uncompleted contracts - affiliates.     12,270        12,484
    Recoverable project costs.......................     (1,889)       37,286
    Prepaid expenses and other assets...............     (1,352)       (2,833)
    Accounts payable................................    (19,074)       36,580
    Accrued liabilities.............................     (4,932)      (12,919)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts - affiliates.       (955)      (41,008)
    Income taxes payable............................        ---          (249)
    Long - term liabilities.........................     (2,041)        1,834
                                                       --------      --------
Net Cash (Used in) Provided by Operating Activities.     (1,074)       60,861
                                                       --------      --------
Cash Flows From Investing Activities:
  Investments in marketable securities..............        ---      (403,119)
  Proceeds from sale of marketable securities.......      2,999       443,600
  Purchases of property, net........................     (1,726)      (23,774)
  Long - term notes receivable - affiliates.........         90           ---
  Equity investments - contributions................       (427)       (6,015)
  Equity investments - distributions................      7,038         6,606
  Other assets......................................      1,093        (5,982)
                                                       --------      --------
Net Cash Provided by Investing Activities...........      9,067        11,316
                                                       --------      --------
Cash Flows from Financing Activities:
  Proceeds from borrowings - Dow....................        ---           ---
  Repayment of borrowings - Dow.....................        ---           ---
  Project financing debt............................       (935)          ---
  Proceeds from issuance of treasury stock..........        690             9
  Treasury stock purchases..........................     (3,345)       (6,077)
                                                       --------      --------
Net Cash Used in Financing Activities...............     (3,590)       (6,068)
                                                       --------      --------
Net Increase in Cash and Cash Equivalents...........      4,403        66,109
Cash and Cash Equivalents at Beginning of Period....    111,446        11,466
                                                       --------      --------
Cash and Cash Equivalents at End of Period..........   $115,849      $ 77,575
                                                       ========      ========

Supplemental Disclosures of Cash Flow Information:
Schedule of Noncash Operating, Investing and
 Financing Activities:
  Gain on sale of treasury stock....................   $     71           ---
  Treasury Stock issued under Variable Pay Plan.....        ---      $  2,239
  Unrealized loss on marketable securities..........        ---      $  1,888
  Unearned compensation.............................   $     68      $    814
  Cumulative translation adjustments................   $  3,387           ---
Cash paid for:
  Interest..........................................   $    545           ---
  Income taxes......................................   $    264      $     47



The accompanying notes are an integral part of the consolidated financial statements.

                      DESTEC ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  OPINION OF MANAGEMENT

    In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the period are included. These interim consolidated financial statements should be read in conjunction with the Destec Energy, Inc. ("Destec") Financial Statements for the year ended December 31, 1996, included in Destec's 1996 Annual Report and on Destec's Form 10-K for the year ended December 31, 1996. The results for interim periods are not necessarily indicative of results for the full year.

2.  TREASURY STOCK

    Since 1992, the Destec Board of Directors (the "Board") has authorized the repurchase of up to $95,000 of Destec's common stock through 1999. As of March 31, 1997, Destec had repurchased 6,816,549 shares and reissued 693,730 shares of common stock repurchased under these programs.

3.  RESTRUCTURING CHARGES

    In 1994, Destec's management announced a corporate restructuring in order to refocus business development efforts from domestic to international markets and to de-emphasize vertical integration. In order to implement this shift in focus, management developed a restructuring plan to reduce and realign the work force and reduce overhead. During 1994, Destec recorded a $10,000 restructuring charge as a component of operating costs. As of March 31, 1997, Destec's remaining accrual relating to this charge was $1,723 for vacated lease space net of revenues from subleases.

4.  PENDING SALE OF DESTEC

    On February 17, 1997, Destec executed an Agreement and Plan of Merger (the "Merger Agreement"), by and among Destec, Dow, NGC and NGC Acquisition Corporation II, a wholly owned subsidiary of NGC ("Purchaser"), pursuant to which, among other things, Purchaser will merge with and into Destec (the "Merger"). The surviving corporation after the Merger will be a wholly owned subsidiary of NGC. Pursuant to the Merger Agreement, among other things, each outstanding share of common stock of Destec will be converted into the right to receive $21.65 in cash, or approximately $1,270,000 in the aggregate. The consummation of the Merger is subject to certain conditions, including the approval by the affirmative vote of at least 66-2/3% of the outstanding shares of Destec common stock entitled to vote, as well as the approval by the Federal Energy Regulatory Commission. Dow, which owns approximately 80% of the outstanding common stock, has agreed to vote its shares of common stock for approval and adoption of the Merger Agreement.

5.  PENDING SALE OF TIGER BAY COGENERATION FACILITY

    On January 17, 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the nominally rated 220 MW Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation for approximately $445,000. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140,000. The sale is subject to certain conditions, including, without limitation, regulatory approvals and the sale of Destec (see Note 4).

6. ACCOUNTING POLICIES

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for both interim and annual periods ending after December 15, 1997. Destec's current EPS calculation conforms to basic EPS. Diluted EPS as defined by SFAS No. 128 will not be materially different from basic EPS.

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

OVERVIEW

  Destec is an independent power producer and marketer of electricity, thermal energy and syngas. In February 1997, Destec announced that its Board of Directors (the "Board") had approved a Merger Agreement under which NGC Corporation ("NGC") will acquire Destec in a merger ("Merger") for $21.65 in cash for each outstanding share of Destec common stock, or approximately $1.27 billion in the aggregate. Following the Merger, Destec will become a wholly owned subsidiary of NGC. The consummation of the Merger is subject to certain conditions, including approval by holders of two-thirds of the outstanding shares of common stock and by the Federal Energy Regulatory Commission. The Dow Chemical Company ("Dow"), which owns over 80% of the outstanding common stock as of March 31, 1997, has agreed to vote its shares of common stock for approval and adoption of the Merger.

  Destec's project portfolio includes a total of twenty-four operating projects consisting of nineteen power projects in the U.S., one syngas project in the U.S. and four international power projects located in Australia, Canada, the Dominican Republic and the United Kingdom. During 1997, Destec received revenues from the sale of electricity, thermal energy and syngas from Destec's owned or leased projects and from power marketing revenues earned by Destec Power Services, Inc. ("DPS"). These revenues are classified as "Power, steam and syngas" in the "Summary of Statements of Consolidated Income" presented below. Destec also received revenue from its oil and gas properties and lignite properties (classified as "Energy resources"), from fees earned in connection with its activities as an engineer, operator and manager of various cogeneration projects (classified as "Engineering and operations") and from fees earned as a developer of power generation projects (classified as "Development"). The related costs for each of these activities appears in the corresponding section of the summary as "Operating Costs and Expenses." Gross margin for these activities represents revenues less the related operating costs.

DOMESTIC POWER

  Destec owns, leases or has an equity interest in nineteen operating power projects in the U.S. Eleven of the nineteen projects are located in California, three are located in Texas and the remainder are located in Virginia, Nevada, Georgia, Florida and Michigan. In addition, DPS began selling excess power from Destec's facilities, as well as from other sources, in June 1995.

  These domestic projects generally operate under energy sales contracts based upon the purchasing utility's avoided costs. Competitive initiatives in several states, as well as federal initiatives, are designed to phase-in market based pricing. The initiatives in California propose phasing in market based pricing by the year 2002. These initiatives are generally not yet effective and will be the subject of considerable debate and modification. Contract prices could change as a result of the legislative process.

  DPS began selling power in June 1995 and is currently marketing power through its Western Operations and Southern Operations located in Walnut Creek, California and Houston, Texas, respectively. DPS sells power through either spot or firm sales. Spot sales are short-term, covering a period of thirty days or less. Firm sales are long-term and usually include a capacity revenue component which gives the purchaser of power the right to call energy held in reserve by DPS as needed. During the first quarter of 1997, an increasing number of DPS' sales were made under firm contracts. DPS' Western Operations are currently marketing power under firm contracts with the Port of Oakland and Pacific Gas & Electric Company ("PG&E"). DPS' Southern Operations are selling power under both firm and spot contracts to several utilities and power marketers including Central and Southwest Services, Inc., Houston Lighting and Power Company, The Lower Colorado River Authority ("LCRA"), South Texas Electric Cooperative, Texas-New Mexico Power Co. ("TNP"), Enron Power Marketing, Inc., National Gas & Electric, and LG&E Power Marketing, Inc. In addition, DPS' Southern Operations also markets power from the CoGen Lyondell, Inc. ("CLI") facility and other non-utility facilities and coordinates with other generators within the Electric Reliability Council of Texas to market ancillary services.

INTERNATIONAL POWER

  Destec has four operating international projects which include Los Mina (Santo Domingo, Dominican Republic), Indian Queens (Cornwall, United Kingdom), Kingston (Ontario, Canada) and Hazelwood (Victoria, Australia). Currently, Destec is constructing the Elsta facility (Terneuzen, The Netherlands) with completion expected in 1997. The Chiahui Power (Taiwan, Republic of China), Termoriente (Barrancabermeja, Colombia) and Kingsnorth (Kent, United Kingdom) projects are currently in active development.

  Destec is currently in negotiations with the Taiwan Power Company regarding development of the 450 MW Chiahui Power project. Termoriente, located in Colombia, is a 95 MW natural gas fueled independent power project. Management expects to sell approximately 50% of its power under signed power purchase agreements and the remainder on the Colombian spot market after scheduled completion in 1998. Kingsnorth, a 740 MW natural gas fueled independent power project located in the United Kingdom, is scheduled for completion in 1999 and will provide power to the national power grid.

SYNGAS

  The Wabash River Coal Gasification facility ("Wabash"), a joint venture of Destec and PSI Energy, Inc. ("PSI"), with cost-sharing supplied by the U.S. Department of Energy ("DOE"), began commercial operations in November 1995 and is constructed to process 2,700 tons of coal per day for the net production of
262 MW of electricity.    The Wabash project has an agreement with PSI which
subjects Wabash to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7.0 million per operating year and is calculated based on the annual syngas production and is settled at the end of 1998. As of March 31, 1997, Destec's accrual for the potential penalty is $3.3 million. During 1996, Destec began making significant equipment and process improvements in order to improve the reliability and profitability of the Wabash facility. The total cost of the improvements, which were financed through the new operating lease in June 1996, is estimated at $14.0 million and completion is expected in mid 1997.

  RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE
                          MONTHS ENDED MARCH 31, 1996

  The following table sets forth a summary of Destec's statements of consolidated income for the three month periods ended March 31, 1997 and 1996, respectively. This information has been derived from Destec's unaudited Consolidated Financial Statements.

                  SUMMARY OF STATEMENTS OF CONSOLIDATED INCOME
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                        FOR THE
                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ---------------------

                                                    1997      1996
                                                 ---------- ----------
Revenues:
  Power, steam and syngas...............           $ 81,272   $ 38,378
  Engineering and operations............             25,847    106,327
  Energy resources......................              8,993      3,847
  Development...........................                ---      9,209
                                                 ---------- ----------
    Total Revenues......................            116,112    157,761
                                                 ---------- ----------

Operating Costs and Expenses:
  Power, steam and syngas...............             77,192     40,455
  Engineering and operations............             20,848     97,723
  Energy resources......................              4,449      2,163
  Development...........................              1,321      3,968
  Amortization of intangibles...........                610        618
  Selling, general & administrative
   expenses.............................             11,204      7,235
                                                 ---------- ----------
    Total Operating Costs and Expenses..            115,624    152,162
                                                 ---------- ----------
Earnings from equity investments........              7,241      2,246
Other income............................              2,243      6,041
                                                 ---------- ----------
Income before provision for taxes on
  income................................              9,972     13,886
Provision for taxes on income...........              2,573      4,453
                                                 ---------- ----------
Net Income..............................           $  7,399   $  9,433
                                                 ========== ==========
---------------------
Certain amounts from previous years have been reclassified to conform to the 1997 presentation.

REVENUES

  Destec's revenue decreased $41.7 million or 26% for the three month period ended March 31, 1997 as compared to the same period in 1996. This decrease resulted from an $80.5 million decrease in engineering and operations revenue and a $9.2 million decrease in development revenue, partially offset by a $42.9 million increase in power, steam and syngas revenue and a $5.1 million increase in energy resources revenue.

  The $80.5 million decrease in engineering and operations revenue resulted primarily from lower engineering revenue recognition on the construction cost related to the Elsta and Kingston projects in the first quarter of 1997, as compared to revenue recognition on the Elsta, Kingston, Bear Mountain and
Michigan Power projects in the same period of 1996.   The decrease was partially
offset by engineering revenue earned in 1997 from the Hazelwood partnership under an engineering services agreement ("Hazelwood Engineering Services
Agreement").   Operations revenue remained relatively unchanged
for 1997 as compared to the same period in 1996. Engineering revenues are expected to decrease after completion of the Elsta project, which is the last full engineering and construction contract, due to management's strategy of de-emphasizing vertical integration, which occurred as a result of the restructuring in 1994. Revenue earned from the Hazelwood partnership will continue to be recognized under the Hazelwood Engineering Services Agreement.

  The $9.2 million decrease in development revenue resulted from the recognition of development fees associated with the financial closing of the Elsta project in the first quarter of 1996. There were no similar fees earned in the first quarter of 1997.

  The $42.9 million increase in power, steam and syngas revenue was primarily a result of higher power revenue due to the commencement of commercial operations at the Los Mina and Indian Queens facilities in May and December 1996, respectively, and higher power and steam revenue from the CLI and CoGen Power facilities as a result of higher gas prices in the first quarter of 1997 as compared to the same period in 1996. In addition, revenue from DPS was higher in 1997 as a result of increased sales from the Southern Operations under firm contracts with TNP and LCRA which both included capacity revenue and increased spot sales to other customers. DPS sales from Western Operations also increased under contracts with PG&E and the Port of Oakland in 1997.

  The $5.1 million increase in energy resources revenue was due to higher oil and gas revenue resulting from higher gas prices in the first quarter of 1997 compared to the same period in 1996 and higher production revenue as a result of the purchase of the Southeast Piceance gas properties in April 1996. Lignite revenue increased as a result of contract escalators for lignite production and price and due to the royalty revenue earned from the Cotton Valley Pinnacle Reef well, Blanton #1, which was completed in November 1996.

OPERATING COSTS AND EXPENSES

  Destec's total operating costs and expenses decreased $36.5 million or 24% for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease resulted from a $76.9 million decrease in engineering and operations cost and a $2.6 million decrease in development cost, partially offset by a $36.7 million increase in power, steam and syngas cost, a $2.3 million increase in energy resources cost and a $4.0 million increase in selling, general and administrative cost.

  The $76.9 million decrease in engineering and operations cost resulted primarily from lower construction costs related to the Elsta and Kingston projects in the first quarter of 1997, as compared to construction costs on the Elsta, Kingston, Bear Mountain and Michigan Power projects in the same period of 1996. Engineering costs are expected to decrease after completion of the Elsta project, which is the last full engineering and construction contract, due to management's strategy of de-emphasizing vertical integration which occurred as a result of the restructuring in 1994. Costs will be incurred as a result of performing under the Hazelwood Engineering Services Agreement.

  The $2.6 million decrease in development cost was due to cost associated with the Elsta project in the first quarter of 1996, with no such costs incurred in the same period of 1997. In addition, costs of $1.9 million related to the projects in active development was capitalized in the first quarter of 1997.

  The $36.7 million increase in power, steam and syngas cost was primarily a result of higher power costs due to the commencement of commercial operations at the Los Mina and Indian Queens projects in May and December 1996, respectively. Costs at the CLI facility increased in the first quarter of 1997 as compared to the same period in 1996 as a result of higher gas prices. In addition, DPS costs were higher as a result of increased power marketing activities in the first quarter of 1997 as compared to the same period in 1996.

  The $2.3 million increase in energy resources cost is a result of higher production costs associated from the Southeast Piceance gas properties purchased in April 1996.

  The $4.0 million increase in selling, general and administrative expenses is a result of costs incurred related to the pending sale of Destec (see Note 4 of the Notes to Consolidated Financial Statements).

EQUITY INVESTMENTS, OTHER INCOME AND TAXES

  Earnings from equity investments increased $5.0 million for the first quarter of 1997 as compared to the same period in 1996. The increase was due primarily to contract capacity payment escalators and to more favorable fuel spreads in the first quarter of 1997 compared to 1996. Equity investments also included earnings in 1997 from the Crockett and Kingston projects which became operational in June 1996 and January 1997, respectively, and the Hazelwood project which was acquired in September 1996.

  Other income decreased $3.8 million due primarily to a reduction in interest income as a result of a lower average cash balance in the first quarter of 1997 compared to the same period of 1996. In addition, interest expense of $0.9 million on the Indian Queens project debt was included in the first quarter of 1997. Interest expense was capitalized prior to Indian Queens commencing commercial operations at the end of December 1996.

  The effective tax rate for the three months ended March 31, 1997 was 25.8% as compared to 32.1% for the three months ended March 31, 1996. The 1997 tax rate was lower than the 1996 rate primarily as a result of increased utilization of non-conventional fuels source credits in 1997 after entering into the tax sharing agreement (the "Tax Agreement") with the Dow Chemical Company in June 1996. As a result of the Tax Agreement, Destec is included in the consolidated federal income tax return of Dow, as Dow's ownership increased above 80%. The Tax Agreement allows Destec to reduce its federal stand-alone tax liability by certain non-conventional fuels tax credits which have been utilized in Dow's consolidated return, even where such credits would not be otherwise currently usable by Destec.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1997, cash and cash equivalents totaled $115.8 million and working capital totaled $213.5 million. For the three months ended March 31, 1997, cash and cash equivalents increased $4.4 million. Working capital increased $3.1 million. The increase in cash and cash equivalents resulted mainly from $9.1 million provided by Destec's investing activities, partially offset by $1.1 million used in Destec's operating activities and $3.6 million used in Destec's financing activities. See Destec's "Statements of Consolidated Cash Flows" for additional detail.

  The CLI lease is an operating lease with an initial non-cancelable term of 5 years ending in 2000 and an extended term of an additional 13 years ending in 2013. The lease allows for termination after the initial term, subject to a penalty clause. CLI is required to remit to the lessor, in addition to basic rentals as defined, variable rentals associated with the leveraged portion of the lease. As of March 31, 1997, the future estimated minimum lease payments under the operating lease are approximately $209.4 million.

   The Wabash lease is backed by a Destec guarantee which expires on April 30, 2001. At that time, Destec can refinance, abandon and pay termination costs or purchase the facility. The future minimum lease payments associated with the lease as of March 31, 1997 are approximately $220.6 million. Under the Wabash lease agreement, the occurrence of certain events ("Termination Events"), such as a change in control of Destec (see Note 4 of the Notes to Consolidated Financial Statements), will automatically terminate the lease. According to the Wabash lease agreement, if Dow shall fail to own a majority of outstanding shares of Destec, the Guarantor, a Termination Event will occur. Upon the date of the occurrence of any Termination Event, the lessee shall, on the payment date relating to the payment of partnership rent next succeeding the Termination Event date, purchase the lessor's interest in the property from the lessor for a purchase price equal to the lease termination payment in accordance with purchase provisions set forth in the agreement. The lease termination payment is $193.3 million plus accrued interest from the date of last lease payment.

  The Wabash project has an agreement with PSI which subjects Wabash to either an operating bonus or penalty depending on the operating rate of the facility. The maximum bonus or penalty is $7.0 million per operating year and is calculated based on the annual syngas production and is settled at the end of 1998. As of March 31, 1997, Destec's accrual for the potential penalty is $3.3 million. During 1996, Destec began making significant equipment and process improvements in order to improve the reliability and profitability of the Wabash facility. The total cost of the improvements, which were financed through the new operating lease in June 1996, is estimated at $14.0 million and completion is expected in mid 1997.

   At March 31, 1997, Destec had outstanding irrevocable letters of credit from banks totaling $34.5 million. These letters of credit are pledged to support certain Destec equity commitments and other development activities. As of March 31, 1997, Destec has corporate guarantees associated with equity contributions to the Kingston and Elsta projects of approximately $12.7 million and $32.4 million which are expected to be made in mid 1997 and 1998, respectively. The Hazelwood partnership is planning a major capital expenditure program during the first three years of ownership, which may be funded from future capital contributions to refurbish two of the eight operating units in order to maximize operating efficiencies and upgrade environmental performance.

   Pursuant to an agreement dated September 6, 1996, Destec has agreed to pay the investment banking firm of Morgan Stanley & Co. Incorporated ("Morgan Stanley") to assist Destec in exploring strategic alternatives to maximize shareholder value. If the Merger (see Note 4 of the Notes to Consolidated Financial Statements) is consummated, Destec will pay a total fee of approximately $5.1 million (against which any previously paid fees would be credited) for services performed. If the Merger is not consummated the fee would be between $0.2 million and $0.5 million. In addition to the foregoing compensation, Destec has agreed to reimburse Morgan Stanley for its expenses, including reasonable fees and expenses of its counsel, and to indemnify Morgan Stanley for liabilities and expenses arising out of the engagement and the transactions in connection therewith, including liabilities under federal securities laws.

   Destec has a commitment to the Tiger Bay project, in which Destec has an approximate 50% non-controlling equity interest, to loan up to an additional $10.0 million (subordinated to the partnership's senior lenders) based on the project steam host's ability to contractually perform. In December 1993, Destec entered into a twenty year firm transportation agreement with Florida Gas Transmission to maintain firm gas transportation capacity which became effective in March 1995. Destec is required to pay approximately $3.5 million per year over the contract life to maintain transportation capacity. During the first three months of 1997, Destec sold the excess capacity which the Tiger Bay project was unable to utilize. Because the current market rate for natural gas transportation capacity was less than Destec's contracted cost, a resulting net fuel expense of $0.7 million was incurred in 1997.

   In January 1997, Tiger Bay Limited Partnership, in which Destec holds an equity interest of approximately 50%, executed an agreement for the sale of the Tiger Bay cogeneration facility, located in Fort Meade, Florida to a wholly owned subsidiary of Florida Power Corporation for $445.0 million. Destec's estimated share of the proceeds after repayment of partnership debt and the net settlement of other partnership obligations is anticipated to be approximately $140.0 million. The sale is subject to certain conditions, including regulatory approvals and the sale of Destec. See Notes 4 and 5 of the Notes to Consolidated Financial Statements for additional discussion.

  As a result of operational defects in the administration of the Destec Energy, Inc. Retirement and Savings Plan since 1991, Destec filed a Voluntary Compliance Report ("VCR") with the IRS. If the VCR application is approved by the IRS, Destec will make a contribution to the Plan of approximately $5.0 million (before tax effect) including accrued interest. Destec's management believes that adequate reserves are provided as of March 31, 1997 for this potential liability.

  Since 1992, the Board of Directors authorized the repurchase of up to $95.0 million of Destec's common stock through 1999. As of March 31, 1997, Destec had repurchased 6,816,549 and reissued 693,730 shares of common stock repurchased under these programs.

  In August 1996, Destec arranged non-recourse financing for the 140 MW Indian Queens facility located in Cornwall, United Kingdom. The project financing, which consists of a $56.6 million construction facility and $39.8 million in term facility and other debt instruments, was arranged and underwritten by Barclays Bank PLC. Through March 31, 1997, Destec has recorded advances under the construction facility of $52.9 million in Project financing debt. The credit agreement divides the facility into two tranches which carry interest at LIBOR plus variable margins. The conversion of the construction loan to term is expected to occur in 1997. The term loan matures over a period of 17 years. Interest costs of approximately $1.0 million incurred during the construction of the facility were capitalized as of December 31, 1996. The interest rates in effect as of March 31, 1997 were 6.46% on $22.9 million and 7.21% on $30.0 million. During the period ended March 31, 1997, interest expense of $0.9 was incurred. Under the terms of the credit agreement, the unconsolidated financial statements of the Indian Queens project are subject to various coverage ratios; however, because these are at the project level, management does not believe they will affect Destec's ability to conduct business.

  Covenants are contained in various agreements relating to Dow's indebtedness. Management believes that current cash and cash equivalents and operating cash flows will be sufficient to fund Destec's working capital, additions to fixed assets and investments in projects.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
    11  Statements re: computation of per share earnings

(b)  Reports on Form 8-K

    A Current Report on Form 8-K dated February 17, 1997 was filed with the Securities and Exchange Commission which reported the execution of the Agreement and Plan of Merger, dated as of February 17, 1997, by and among Destec, NGC and NGC Acquisition Corporation II, a wholly owned subsidiary of NGC ("NGC Acquisition") pursuant to which NGC Acquisition will merge with and into Destec and each outstanding share of Destec's common stock will be converted into the right to receive $21.65 in cash.

                                 SIGNATURE



  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                DESTEC ENERGY, INC.



                                  By: /s/ Craig E. Hess
                                  ---------------------------------------------
                                  CRAIG E. HESS, VICE PRESIDENT AND CONTROLLER (CHIEF ACCOUNTING OFFICER AND DULY
                                  AUTHORIZED SIGNATORY)


May 14, 1997